Form 10KSB
period 2003-12-31
SOLOMON TECHNOLOGIES INC
filed 2004-04-14
CIK 1240722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

000-50532

(Commission File No.)

SOLOMON TECHNOLOGIES, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	52-1812208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 L&R Industrial Blvd. Tarpon Springs, Florida	34689
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, including area code: (727) 934-8778

Securities registered under Section 12(b)

of the Securities Exchange Act of 1934:

None

Securities registered under Section 12(g)

of the Securities Exchange Act of 1934:

Common Stock, $0.001 par value per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Issuer’s revenues for its most recent fiscal year were $421,808.

As of April 12, 2004, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $16,135,904.

As of April 12, 2004, there were 4,925,484 shares of issuer’s common stock outstanding.

Documents Incorporated by Reference: Portions of the issuer’s definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 9, 10, 11, 12 and 14 of this report.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Introductory Comment

Throughout this Annual Report on Form 10-KSB, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

Forward Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Annual Report, the words “believe,” “may,” “should,” “expect,” “anticipate,” “plan”, “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Annual Report, depending on a variety of important factors that include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results and Market Price of Our Stock” and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We develop and sell fully integrated electric power drive systems that we refer to as “ST Electric Propulsion Systems”. Some of our systems incorporate our patented “Electric Wheel” and related proprietary technologies consisting of two shaftless, brushless, direct current permanent magnet electric motors connected by a planetary gear-set driving an output power shaft, all within a single, self-contained sealed housing. Motors developed using Electric Wheel technology are referred to as our “ST Electric Wheel” series or STEW. We have also developed motors using a variation of the Electric Wheel technology that employ only one direct current motor and operate without a planetary gear-set that we refer to as our “ST Electric Motor” series or STEM. Our complete line of electric motors (STEW and STEM) incorporated in our fully integrated electric power drive systems are referred to as our “ST Electric Propulsion Systems” or ST-EPS.

The principal market for our systems is the recreational displacement hull component of the marine industry. We chose this market because of the many applications for our systems but also because of its large size, minimal regulatory barriers and fragmented competition. We have focused primarily on boat manufacturers for new boat electric drives and boat owners for retrofits of their existing propulsion systems. The industrial marine sector is a secondary market for our current systems with an initial focus on lifeboats, motor launches and small craft military projects. We expect to license or enter into strategic relationships with respect to the many non-marine applications for our ST Electric Propulsion Systems.

Our revenues for the twelve months ended December 31, 2002 and December 31, 2003 were approximately $151,000 and $422,000, respectively. We incurred net losses for the twelve months ended December 31, 2002 and December 31, 2003 of approximately $1,101,000 and $3,506,000, respectively.

Background

We were originally incorporated in Maryland in 1992. On July 2, 2003, we reincorporated from Maryland to Delaware by merging into a newly-formed Delaware corporation. As part of the merger, our stockholders received one share of the Delaware corporation’s common stock for each two shares of the Maryland corporation’s common stock owned, effectively resulting in a 1-for-2 reverse split of our common stock. Except where stated otherwise in this Annual Report, the information contained in this Annual Report is adjusted to reflect this 1-for-2 reverse split.

Our principal executive offices are located at 1400 L & R Industrial Boulevard, Tarpon Springs, Florida 34689. Our telephone number is (727) 934-8778, and our fax number is (727)-934-8779.

We own the rights to the trademarks Electric Wheel® and Solomon Technologies®. Other trademarks appearing in this Annual Report are the property of their respective owners.

Recent Events

On February 18, 2004, we entered into a non-binding letter of intent with Woodlaken LLC, a Connecticut-based private equity fund, for a proposed investment in our company of up to $1,500,000. The proposed transaction contemplates that Woodlaken and certain other investors would receive one restricted share of a newly designated preferred stock and two common stock purchase warrants for each dollar invested.

Each share of preferred stock would (i) pay cumulative annual dividends at $.08 per share, (ii) have a liquidation value of $4.00 per share for the first year, $5.00 per share for the second year and $6.00 per share thereafter, and (iii) be convertible into one share of common stock. The preferred stockholders would be allowed to vote with common stockholders on an “as converted” basis and would be entitled to elect three out of five members of our board of directors. The closing of the transaction is subject to several conditions, including the negotiation and execution of definitive agreements and the conversion to equity of the sole secured lender’s promissory note on terms satisfactory to Woodlaken.

We can not assure that this transaction will be completed or, that if completed, will be on substantially the same terms as set forth above.

Our ST Electric Propulsion Systems

Our ST Electric Propulsion Systems offer the marine industry better solutions for many propulsion applications than traditional combustion engines. The improvements we offer are not marginal; rather, our systems represent a significant change in the way that recreational displacement hull recreational vessels are propelled when sail power is unavailable or inappropriate:

•	Torque. Our systems provide constant high torque and low rotations per minute to maximize operating efficiencies and deliver instant propeller response to helm commands. The Electric Wheel powers an infinitely variable internal automatic transmission that develops maximum torque at any rpm.

•	Environmental advantages. Unlike fossil fuel powered engines, our ST Electric Propulsion Systems have greatly reduced exhaust emissions when used with a generator for diesel electric power and no emissions whatsoever when used with batteries alone.

•	Minimal maintenance. With only eight moving parts, the Electric Wheel is simple in design and requires maintenance only every 100,000 hours. When our Electric Wheel motors reach maximum speed, the gears that comprise the planetary gear lock in place, delivering a 1:1 ratio between the motor and shaft rotation, which in turn eliminates frictional losses and minimizes gear wear.

•	Increased horsepower output from the same power input. The Electric Wheel provides the equivalent power of internal combustion engines with four times greater rated horsepower.

•	Patented regenerative feedback. Unlike combustion engines and other available electric motors, our propulsion systems’ regeneration technology renews its batteries’ charge.

•	Redundancy. Our ST Electric Propulsion Systems are redundant and completely self-contained. These features greatly enhance safety and security on the water. The Electric Wheel can operate with one-half its parts or with the gear set melted together.

•	No cooling source. No external cooling source is required for our ST Electric Propulsion Systems, thereby allowing continuous use.

The gear configuration of the Electric Wheel offers a significant benefit - it can operate with only one motor, or only one-half of its parts. It can also operate with full power with the gear set melted together. These novel features make the Electric Wheel an entirely redundant propulsion system that is totally self-contained.

With high torque and low rpm, these motors are ideally suited for displacement hull vessels such as sailboats and multihull boats. A 10-horsepower Electric Wheel system provides more than adequate power to operate a sailboat traditionally powered by a 36-horsepower diesel engine. Our testing programs and installation experiences have demonstrated that the Electric Wheel provides the equivalent power of internal combustion engines with four times greater rated horsepower. This is because a diesel engine typically delivers only between 25% and 30% of its rated horsepower to the propeller; the combustion engine’s power-absorbing attachments such as an external transmission, gears and water pump absorb the rest.

Our Products

The Solomon Technologies electric propulsion system (ST-EPS)

We market and sell the ST Electric Wheel and ST Electric Motor series Electric Propulsion Systems. Our systems consist of the motor and controller, the safety power management distribution unit, the battery bank and battery charger, an e-meter and a throttle control. We also offer an optional generator for hybrid charging configurations and an optional inverter for AC applications. Our ST Electric Propulsion Systems provide the foundation for efficient power management.

The Motors. We have developed two product lines of motor systems, the “ST Electric Wheel”, or “STEW” series and the “ST Electric Motor”, or “STEM” series. All of our motors provide regenerative feedback. This means that our motors generate electricity while under sail or at any time the external forces on the propellers are greater than the internal forces. This hydroelectric power is generated when water passing the propeller turns the propeller blades, which in turn spins the shaft and rotor on the electric motor producing electricity that is then stored in the battery bank connected to our motors.

STEW Series. Our STEW series employs the Electric Wheel. The STEW series motor consists of two flat, opposing, brushless, DC electric motors directly connected to the planetary gear set. Our current STEW series model — the ST58 Electric Wheel dual motor system — replaces up to a 36 horsepower diesel motor and provides continuous torque output to the shaft of 58 foot-pounds. The ST58 is designed for boats weighing up to 24,000 lbs.

The Electric Wheel design permits the ring gear to turn, which enables us to offer different STEW power configurations to meet specific requirements. With both sun and ring gear together, the Electric Wheel delivers considerably more torque to the planetaries than a single motor. Altering the relative speeds of the moving ring and sun gears provides an infinitely variable range of gear ratios. We can attach different size motors to the gears or to add a second motor to each gear and double the total horsepower. Utilizing this design breakthrough, other configurations are currently under development

•	a 33 hp version with a 20 hp motor on the ring gear and a “derated” 13 hp motor on the sun gear is in the early prototype production stage and is slated for initial testing and performance ratings in spring 2004. No commercial production and sales date has been scheduled, and

•	a 50 hp version with two motors attached to the ring gear - a 20 hp and a derated 10 hp - and a single 20 hp motor on the sun gear is in the early prototype production stage and is slated for initial testing and performance ratings in summer 2004. No commercial production and sales date has been scheduled.

Electric Wheels with different gear ratios that can provide a multitude of possible horsepower combinations are available for custom order production in a variety of configurations for larger vessels with more complex workload requirements as well as for application in a number of other industries. Our STEW series motor systems are all available in twin motor configurations, providing power to the propellers equivalent to that of twin diesel engines up to 36 horsepower X 2 designed specifically for twin shaft or twin hull (catamaran) vessels.

STEM Series. Our STEM series employs only one of the DC electric motors and controllers used in the ST Electric Wheel series and does not incorporate a planetary gear-set. Our STEM series models are

•	Our ST37 single motor design, which replaces up to a 24 horsepower diesel motor and provides continuous torque output to the shaft of 37 foot-pounds. The ST37 is designed for boats weighing up to 20,000 lbs.

•	Our ST74 dual motor design, which replaces up to a 48 horsepower diesel motor and provides continuous torque output to the shaft of 74 foot-pounds. The ST74 is designed for boats weighing up to 32,000 lbs.

Our STEM series motor systems are all available in twin motor configurations, providing power to the propellers equivalent to that of twin diesel engines up to the 48 horsepower x 2 designed specifically for twin shaft or twin hull vessels.

We are currently planning to introduce two new motors to our STEM series:

•	We have recently completed the initial production phase for the newest in our STEM series - the ST116, 20 horsepower electric motor. Our ST116 single motor design will replace up to an 80 horsepower diesel motor and will provide continuous torque output to the shaft of 116 foot-pounds. The ST116 is designed for boats weighing up to 50,000 lbs. We sold our first two ST116 systems in Fall 2003.

•	Our ST232 dual motor design will replace up to a 160 hp diesel motor and will provide continuous torque output to the shaft of 232 foot-pounds. The ST232 is designed for boats weighing up to 95,000 lbs. The ST232 is planned to follow shortly after our new ST116, with anticipated sales to begin later in 2004.

Like our other motor series, these STEM series motor systems will be available in twin motor configurations, thereby providing power to the propellers equivalent to that of twin diesel engines up to 160 hp X 2.

The Safety Power Management Device. The Safety Power Management Distribution, or SPMD, is a panel designed to act as an interface for all of the devices making up our full series of Electronic Propulsion Systems. The SPMD is an enclosed unit that is required for each system. Twin systems utilize a main distribution box that works in conjunction with the SPMD as a central interface for system components.

The Battery Bank. We specify 144v DC (12 X12 volt DC) Absorbed Glass Mat batteries wired in series to provide maximum power performance. This battery configuration provides the cruising boater with power, efficiency, and the freedom to extend boating range. Electric motor utilization will further benefit from advances in battery and fuel cell technology as new energy sources become available.

Chargers. The main 144v battery bank can be charged by a shore charger, propeller regeneration or an optional diesel generator (“genset”). We offer several shore chargers built for 144v direct current (“DC”) output and 110v/220v alternating current (“AC”) input.

E-Meter. The e-meter is used to monitor the “fuel” level of the battery bank. It displays battery voltage, amperage being consumed, and amp hours remaining. The e-meter also reads out battery regeneration.

Throttle Controls. We offer electronic throttles that control forward and reverse motor functions through electronic switching. The electronic throttles can be ordered for single motor installations or dual motor configurations for independent motor control.

Hybrid Generator Options. Gensets are most often used for those seeking long-range motoring and abundant AC power for cabin use or for racing configurations in which lightweight, small capacity batteries are used for short-range motoring. For efficiency and performance, we offer optional DC generators capable of charging the 144v DC battery bank system. We can provide generators sized at 6 kilowatts (“kw”) and higher.

Inverter Options. The efficiencies inherent in our ST Electric Propulsion Systems enable them to provide considerable AC power for cabin use. Our inverters connect with the 144v DC battery bank. The inversion from 144v DC to 120v AC is more efficient and provides greater capacity than inversion from a 12v battery bank. For example, a blue water cruiser can have AC power for electric stoves, air conditioning, hot water heater and lighting without running a generator continuously.

12v House Power/Cross Charging Options. Boaters are familiar with a 12v DC system for powering cabin lights, bilge pumps, radios, and the like. We recommend the use of a separate 12v system with our ST Electric Propulsion Systems, which enables the 12v system to consist of only one or two batteries that can be charged from the main battery bank through our DC/DC cross charger. This allows for constant charging of the 12v system, and offers 12v power capacity for more enjoyable, efficient living aboard.

Our ST Electric Propulsion Systems in marine use today are fueled through battery bank-stored power. Extended motoring range can be provided by installing an optional cocooned generator, creating a hybrid diesel electric system. In a hybrid configuration the genset is cycled on and off based on battery usage. Gensets work with the battery bank, extending battery life by recharging when the battery voltage reaches a set level of discharge. In addition, solar panels and wind generators can be used to augment house power for both pure electric and hybrid configurations.

Beta testing

We implemented a Beta Testing Program in 1998 that continued for three consecutive years. Under this program, we conducted 23 beta tests, including one that was 18 months in duration. Twenty-two tests were marine applications, each under a sales and beta product test agreement. The last test was for a ground-based application in a mining conveyor belt system.

Testing and beta trials conducted in the field indicated that the Electric Wheel delivered power at the shaft roughly equivalent to an internal combustion engine with between three and four times greater rated horsepower. In other words, a 10 horsepower ST58EW motor performed the same work as a 36 horsepower internal combustion engine. With a projected design life in excess of 100,000 hours without maintenance, Beta testing of the STEW and STEM propulsion systems indicated that they offer low life- cycle costs and high torque with the environmental and aesthetic benefits of quiet operation, no exhaust emissions when used without fossil-fuel generators in test vessels and high torque at all times which provides instant propeller response to helm commands. We conducted tests in boats operating on battery bank power only and boats operating with battery/generator hybrid power systems.

Beta test users reported satisfaction with motor functionality. System performance was demonstrated through the increase in stated efficiency in propulsion. Users requested and added optional onboard appliances, thereby using more electricity on amenities, such as air conditioning, refrigerators and icemakers. Beta test customers’ input helped us to modify system configurations and provide product offerings for a wide variety of boat and cruising lifestyles.

Beta test purchasers reported that performance met expectations under a wide variety of sailing and cruising experiences. Operating results were compiled and analyzed during the beta testing period. We continue to analyze operating performance from beta test units and use logged data for ongoing product development.

Our Strategy

We are dedicated to meeting the needs of our customers for long-lived, low maintenance, and efficient and environmentally-friendly propulsion systems. We will endeavor to be a market-driven company that incorporates cost-effective technologies available in our products to meet our customers’ needs. We will seek to achieve sustained growth by harnessing our Electric Wheel technology, incorporating fuel technology advancements and expanding our product lines to meet customer demands for better power systems while simultaneously creating business opportunities for new applications. The following are key elements of our strategy:

Be first to market with innovative propulsion system products in the marine industry.

We believe that our experience in the marine industry will enable us to quickly introduce innovative products to the market. We intend to strengthen current relationships and forge new relationships with manufacturers of marine vessels. We intend to continue to invest in internal product development activities designed to enhance our products offerings to satisfy the needs of our target markets. To this end, we continue to search out alliances with other marine industry product manufacturers to maintain a competitive edge and to spearhead innovation.

Expand and enhance our sales channels.

We believe that the most effective way to sell our products is through traditional retailers, major marine vessels original equipment manufacturers (“OEMs”), charter fleet sales, recreational boating trade shows, the retrofit market and military contracts. We intend to continue to build industry presence and product demand through press releases and industry articles in major publications, keynote speaking and presentations before marine professionals (including the Office of Naval Research and the National Association of Marine Surveyors) and international boat builder/OEMs organizations.

Increase international sales.

We view several international markets as opportunities for significant growth for our business. We have recently entered the market in Europe through a relationship with HFL Industrial & Marine Power Ltd., an established European manufacturer of generators, inverters and marine refrigeration systems. We intend to continue to expand our geographic presence by targeting emerging and growing markets in regions such as Australia, New Zealand and the Pacific Rim, principally through teaming with existing local companies. We plan to establish a presence in the boating capitols of the world through alliances with international charter fleet companies such as The Catamaran Company, Sun Sail and The Moorings. From time to time, we may also consider acquisitions, strategic alliances or joint ventures to increase our penetration in identified markets.

Expand our branding and marketing initiatives.

We have invested time and resources to establish our Electric Wheel and Electric Propulsion System brands, as well as the consistent and recognizable design of our products. We intend to continue building our brand identity through public relations, advertising campaigns and other marketing efforts.

Enhance operational efficiencies.

We believe it is essential to control operational costs while at the same time providing first-to-market, innovative products. We intend to implement processes to manage product development efficiency, control inventory, channel costs and reduce overall operating expenses. We plan to invest in personnel, technology and processes to enhance our operational discipline and efficiencies with respect to product development, demand assessment and supply chain and channel inventory management. By focusing on operational efficiencies, we intend to meet the demands of our target markets for affordable, high quality products while pursuing a profitable business model.

Expand our product offerings to non-marine applications.

We plan to expand our product portfolio into new areas that will complement our current product offerings while leveraging our brand, channel presence and operational efficiency. Non-marine industry companies and organizations have expressed interest in application for our Electric Wheel technology. We believe this technology may be adopted for use in a variety of ground-based applications such as inter-modal trains, automotive transport, conveyor systems and farm implements. We intend to pursue strategies that include the licensing of technology to industries with high regulatory and financial barriers to entry, such as the automotive industry. Strategies also include the formation of joint ventures with participants in industries that have fewer significant barriers to entry, such as producers of conveyor systems, farm equipment and air conditioning/refrigeration systems.

Our Industry

Our product application in the marine industry

The recreational boating industry is a large, multifaceted market both in the United States and internationally. It is fragmented in two dimensions - suppliers and users, both of which are target customers for us. By product application, the boating market is divided into sailboats and powerboats segments and within each segment by size of craft for the sailboats and hull type for powerboats. Sailboats are displacement hull vessels. Powerboats are designed with displacement hulls, semi-displacement hulls and planing hulls. A displacement hull boat rides in the water, pushing water out of the way (displacing water) as it moves forward. A planing hull boat, as it builds sufficient speed, rides on top of the water where there is less resistance.

Displacement hulls are chosen when long range, economy of operation, and seaworthiness are vital to boating performance. By a displacement hull’s very nature, speed is limited. Size and shape dictate a maximum speed, referred to as “hull speed.” When moved by a large propeller turning at low rpms, displacement hulls become very efficient, requiring small amounts of power compared to hulls designed for high speed. Lower rpm is not compatible with most fossil fuel engines that reach optimum performance with small props turning at high rpm. However, with a large, slower turning prop, and the proper gear ratio, a small fossil fueled engine consumes much less fuel than its higher speed counterparts. Even a 20-ton trawler with twin diesels is more fuel-efficient than most recreational boats with semi or full planing hulls designed for higher speeds.

Our ST Electric Propulsion Systems are designed to produce maximum efficiency with large, slow turning props delivering higher torque at low rpm. These characteristics make our STEW and STEM series motors highly compatible for displacement hull applications. Many categories of boats use displacement hulls, including sailboats, trawlers, classic launches, luxury houseboats, offshore commercial fishing boats, tugboats and large ships. In addition, many custom and production specialty hull designs are compatible with the present ST-EPS designs.

Our target markets

Our markets for STEW and STEM series motors encompass two sectors - boat manufacturers (“OEMs”) for new boat electric drives and used boat owners for retrofit, or re-power, systems. Within these sectors, our primary market for ST-EPS is the recreational boating industry with an initial focus on displacement hull vessels ranging in size from 25 feet to 55 feet in length, weighing from four to twenty tons. The secondary market for our current line of production motors is for industrial marine applications with an initial focus on lifeboats, motor launches and small craft military projects. Our next generation series of STEW and STEM motors will be focused primarily on the powerboat market and the larger horsepower industrial marine sectors.

Market analysis-industry trends

Both the new and the retrofit boat markets offer substantial sales potential for us. Market growth for new boats appears to be driven by the U.S. business cycle and population demographics; compound annual growth averaged three percent over the last two decades. There were 18,000 new sailboats constructed in the United States during 2002 and approximately four times that number worldwide. Approximately 5,400 of the sailboats delivered in the United States, or 30 percent, were delivered with auxiliary motors in the class and size eligible for ST-EPS installations.

There are an estimated 1,600,000 sailboats with auxiliary power on United States waters. Industry statistics indicate that inboard fossil fuel engines on sailboats will have a life of ten years before requiring major overhaul or replacement. Based on this replacement need, our forecast is that approximately 17,000 sailboats in excess of 25 feet in length are candidates for retrofit installation of ST- EPS each year.

An increase in environmental regulations is one of the primary trends impacting the recreational and commercial boating industry. The U.S. Environmental Protection Agency has recently mandated more stringent control regulations that require reduction of two-stroke gasoline engine emissions by 75% and four-stroke gasoline and diesel engine emissions by 35%. The EPA mandate also calls for re-calibration of all current carbureted and electronic fuel injection engines for maximum emission reduction, conversion of carbureted marine engines to electronic port fuel injection, and the use of oxidizing catalytic converters to spark ignition marine engines. It is anticipated that the requirements will be phased in for commercial engines between 2004 and 2007. Separate emission standards for recreational engines are still at the proposal stage.

The costs of complying with increasingly demanding environmental mandates is expected to increase demand for electric propulsion motors, including our ST-EPS. We believe that the pending price increases caused by increased costs of environmental compliance in the United States will make our products attractive marine power alternatives from both price and environmental compliance perspective.

International markets

We believe that Europe’s auxiliary powered sailboat market represents a larger potential retrofit market for our STEW and STEM series motors than that of the United States in large part because of environmental issues. Strict environmental controls on fossil fuel engines for boats already exist in many Western European countries, where fossil fuel engines are already banned from numerous lakes, canals and sections of some rivers. It appears that pollution by boaters is more widely recognized in Europe than the U.S. Equally important, strong environmental groups have successfully led legislative efforts to make recreational boating use of fossil-fueled engines significantly more restrictive than in U.S. waters.

Military applications and government programs

The National Air and Space Administration (“NASA”) support for Electric Wheel development began in 1996. A simplified version of the Electric Wheel powered NASA’s Sojourner Mars rover. In return for the rights to use our technology in space vehicles, NASA set up the Electric Wheel Working Group, consisting of engineers from universities, government and industry, under its Mid-Atlantic Technology Applications Center. With the Working Group’s help, we were able to test and refine the system, establish cost-effective manufacturing procedures and develop a business plan to introduce our technology to a gradually widening circle of markets that may ultimately include the passenger car. The Working Group completed its mission in 2000.

The United States Navy and other governmental bodies are pursuing proposals for various demonstration and/or development projects to document the feasibility of more efficient, non-polluting electric powered motors, with the goal of bringing those developmental projects to military applications for a diverse group of stealth, low maintenance, fuel efficient water craft and amphibious vehicles. Environmental and energy conservation considerations continue to drive military and homeland security preparedness campaigns.

Sales and marketing

We have transitioned from a research, design, engineering and development company to a marketing, production, sales and service company. We continue to expand our brand recognition-marketing program, add additional OEM customers, build our dealer/installer network, pursue contract awards and develop commercial marine industry partnerships.

OEM/boat builders

We view our OEM relationships as vital to growing and sustaining marine sales in both manufacturer and user market segments. Relationships with OEMs include The Catamaran Company (the exclusive sales/broker for our electric powered Lagoon Catamarans in the U.S.), Gold Coast Yachts, Nimble Boats, Conser Catamarans, African Catamarans, Manta Catamarans and Multi-Winds International, all of which have agreed to offer our ST-EPS as options or standard equipment on their production boats. We intend to focus the resources necessary to attract and support OEM customers. We believe that OEMs are incorporating, and will continue to incorporate, our ST Electric Propulsion Systems into their new boats as a value-added feature in order to be more competitive and increase their sales.

To the extent that manufacturers adopt our ST-EPS as standard equipment, we expect that more industry articles will appear in trade magazines, which in turn should develop additional sales for us. In addition, boat manufacturers, through their marketing promotions and network of new boat dealers, invest heavily in advertising. We believe that utilizing this third-party new boat advertising to promote our propulsion systems offer benefits for us as well as for OEM/boat builders. Overall, we believe that our electric propulsion-equipped new boats displayed in advertisements, at boat shows and in trade magazine articles will provide a growth vehicle for increasing sales volume, as will inclusion of an anticipated growing number of boat builders listed as OEM installers of our products on our web sites and published listings.

We have successfully completed sea trials of our ST-EPS at Lagoon Catamarans, a subsidiary of Groupe Beneteau, the world’s largest builder of recreational sail and powerboats. As a result, Lagoon has indicated interest for ST-EPS-powered Catamarans to be sold worldwide and has advised us informally that it will offer ST-EPS as factory-installed standard equipment on certain lines of its Lagoon Catamarans.

Hinckley Yachts, a builder of premium sail and power boats, has designed a 42 foot “day sailor” which incorporates our ST Electric Propulsion Systems, the first of which we anticipate will be available in early 2004.

Commercial powerboat market

We have sold ST-EPS systems for water taxi service on the historic canal way in Augusta, Georgia (for which U.S. Coast Guard certification has been obtained) and for passenger ferry boat service in Dubai, United Arab Emirates. Our electric propulsion systems are also in the process of being certified by the U.S. Coast Guard for lifeboat use. Upon Coast Guard certification, Alexander Ryan Marine & Safety Co., a manufacturer, distributor and representative for manufacturers of numerous marine and safety products, has committed to the purchase two systems per month during the first twelve months and has indicated that orders will increase during each of the following three years.

Charter boat market

We have an agreement with The Catamaran Company, a U.S. business that sells new and used catamarans and operates an extensive leased charter boat fleet throughout the Caribbean. As the exclusive sales/broker for ST-EPS powered Lagoon Catamarans in the U.S., we expect that the Catamaran Company will be placing ST-EPS catamarans into its charter boat fleets beginning in 2004. Charter fleet operators value our propulsion systems principally because the systems require very little maintenance compared to diesel engines.

Military and government market

In November 2002, the U.S. Naval Warfare Center Office of Naval Research (“ONR”) placed the SBIR-N03-119 Phase I, mission-oriented, dual-use potential, hybrid electric propulsion development project for bids. On July 11, 2003, we received the SBIR-N03-119 Phase I contract awarded by the ONR for the development of performance specific hybrid electric propulsion applications for transfer to the Navy’s 7 meter RHIB small craft. Granted under the Small Business Innovation Research (SBIR) program, we intend to move forward with mission profile assessment and specifications in preparation for bid and receipt of Phase II and III hybrid electric small craft production awards.

Dealer/installers

We are developing sales directly to the wholesale end of the marine propulsion retrofit market. Target wholesale customers include marinas, boat yards, and boat repair, refurbishing and retrofit businesses. The retrofit market requires removal of a boat owner’s existing internal combustion engine, disposal of any residual fuel (now considered a hazardous waste in most states subject to regulatory guidelines for disposal), and removal of fuel tank(s) if not retained for other purposes. Most owners will look to their boatyard or marina to perform these tasks.

There are estimated to be 12,000 boatyards, marinas, yacht clubs, boat parks and other boating facilities operating in the U.S. Not all of these have repair facilities and, more importantly, many remain undercapitalized or fail to provide satisfactory customer services leading to high turnover in ownership. Our goal is to have our sales management team select the best available dealers to represent us in major market areas. In support of this goal, we have developed a criteria and guidelines for the selection and establishment of authorized dealer/installers to which we will be able to refer boat owners for installation and service of our systems.

To date, we have established seven authorized dealer/installers in the United States, each of which can sell and install our ST-EPS. This dealer/installer network includes retrofit/re-power businesses in the San Diego, Long Beach, Ventura, Berkeley (which includes Lake Tahoe) and Seattle providing Pacific Coast coverage from the Mexican to Canadian borders. We also have dealer/installers in Portsmouth, Rhode Island and in Marquette, Michigan on Lake Superior, which is scheduling its first ST-EPS installation for 2004. We are in the process of establishing dealer/installers in Ft. Lauderdale and Ft. Pierce, Florida and in Galveston, Texas. Our Master Dealer/Installer in Tortola, British Virgin Islands services its network of independent boatyard re-power specialists from BVI to Trinidad/Tobago. We have recently established a dealer/installer in Queensland, Australia. We plan to continue to add dealer/installers to our authorized network and anticipate having twenty selected and established authorized dealer/installers by the end of the first half of 2004.

We have entered into a reciprocal marketing agreement with HFL Marine International Ltd, a producer of high-quality marine electrical generation equipment based in the United Kingdom with manufacturing facilities in both England and Germany. This agreement provides for the promotion, sales and after-sale service of ST-EPS and HFL power generators and related HFL manufactured products used in our systems and calls for the display and promotion of each others products at major exhibitions. With exports worldwide, HFL generators can be found in many luxury motor cruisers and super yachts.

Demonstration platforms

We maintain two in-the-water sailboat demonstration platforms

•	The ST37 system with optional hybrid 6 kW Fischer Panda generator, installed aboard the 1939 “Casey”, classic wooden sailing sloop.

•	The Twin ST74 system with optional 10 kw Fischer Panda generator installed as a new boat installation aboard a production Conser 47 E Catamaran used for boat show appearances, media publicity and prospective customer, dealer/installer and OEM demonstrations along the Atlantic seaboard.

In addition, we maintain a demonstration platform/test tank displaying an ST58 motor, bench electronics and battery bank with a Fisher Panda kw “advanced generator technology” DC generator at our test facilities.

Trade shows

We have exhibited our products at major consumer boat and marine trade shows in Annapolis, Maryland, Ft. Lauderdale and Miami, Florida and in Europe at the International Boat Show in Dusseldorf. We intend to have ST-EPS representation at boat shows throughout the United States as a result of our dealer/installers relationships. Further, we anticipate that OEMs will be scheduling to show and demonstrate their new boats featuring ST-EPS installations at boat shows throughout the U.S., in the United Kingdom and Europe. We also have exhibited our products or displayed our product literature at trade shows in conjunction with our industry suppliers and equipment manufacturers.

Print media advertising and promotion

We currently advertise in both marine trade magazines and marine industry periodicals. We intend to continue such advertising.

Media coverage

We have been featured in more than 20 articles and stories in boating-related publications: Cruising World (March 2003), Boat U.S. (Jan 2003), Multihull (July/Aug 2002), Multihull (May/June 2002), Multihulls World (April/May 2002), Practical Sailor (Dec 2002) and many more dating back to 1994. In addition, articles on our company and our products and technology have been published in the national publications including Wall Street Journal, Popular Mechanics, Design News and various NASA bulletins.

We prepare and distribute press releases featuring news of interest for publication in a variety markets and industries. We plan to continue to solicit and develop opportunities for trade journal, television, newspaper and magazine coverage.

Web site

We maintain a website that contains our history, technology, accomplishments, milestones, news and articles. We offer information intended to answer prospective customers’ most frequently asked questions and include directions for contacting us, a list of our dealer/installers and OEMs that offer ST- EPS products. Our website provides system component specifications, pricing information and ordering instructions.

Pricing

Basic ST-EPS orders (with required parts and components) start at $9,800 and full package STEW and STEM twin systems with hybrid electric and AC power options can cost as much as $50,000. The average system invoice cost with component parts, equipment and optional products is approximately $21,500.

Manufacturing

We assemble our ST Electric Propulsion Systems at our facility in Tarpon Springs, Florida, using motors and other components supplied to us by third-party contractors.

Homewood Products Corporation located in Pittsburgh, Pennsylvania, (“Homewood”), through its subcontractors, has been manufacturing our electric motors since 1996 and builds STEW and STEM motors to our specifications.

In August 2003, we entered into an agreement with Homewood that provides that we will purchase from Homewood not less than 100 electric motors at its most favorable price. The agreement continues through December 2004 and renews automatically every year unless either party terminates the agreement on at least three months notice before the end of the year. As long as we meet our annual purchase commitment Homewood will not accept purchase orders for electric motors from anyone else for marine applications and we will not purchase electric motors for marine applications from any other manufacturer. We also agreed to provide Homewood the opportunity, on a non-exclusive basis, to develop new products within Homewood’s scope of business for new marine application targeted by us. We believe that Homewood has sufficient facilities to handle our projected sales demand.

Third-party suppliers provide other components of our ST-EPS. We believe that these other suppliers have sufficient capacity to fill our needs. We do not, however, have agreements with these suppliers to provide us with such component parts.

Competition

Our target market for our marine motors is presently directed at sailboats and other displacement hull vessels, most of which are powered by either diesel or gasoline-fueled engines. Other types of electric motors power a small segment of the boats within our target market.

Diesel engines

Inboard diesel engines constitute the strongest competitor for ST-EPS installations. Consumers in our target markets historically have used diesel rather than gasoline engines for a number of reasons. Diesel engines provide higher torque at lower rpms, use less fuel and otherwise operate more economically and are safer to use compared to gasoline engines. Despite their much higher initial purchase price, diesel engines have proven to be more powerful, reliable and safer than gas engines.

The marine diesel engine manufacturing industry is highly competitive without any single market leader. There are approximately thirty recognized manufactures of inboard diesel engines. Among U.S. sailboat owners, Yanmar and Volvo Penta are perhaps the best-known names, and both manufacturers have a broad product selection for sailboats. Distribution, retailing, installation and service of diesel engines are spread among these 30 competitors, and the majority of these independent retailers, installers and service businesses are the same businesses available to us as prospective authorized dealer/installers of ST-EPS.

We believe that our electric propulsion systems, powered either by battery alone or a generator/battery hybrid, are competitive with diesel engine power because of comparative low maintenance requirements, low energy consumption, environmental friendliness, comparable pricing to diesel engines and low noise level, longevity and simplicity of operation. The single most important barrier to entry for us is the familiarity and acceptance of diesel power in the marine industry.

Electric motors

Electric motors currently available for commercial purchase comprise a small segment of our intended target market primarily because of their limited use of indirect drive systems and reduction gears. We believe that there are approximately twelve manufacturers of vessels powered by electric motors in North America.

Two better-known U.S. manufacturers are Duffy Electric Boat Company of Cost Mesa, California and Electric Launch Company, Inc. (“Elco”) of Highland, New York. Duffy Electric offers several models of electric motors, all of which are installed as part of their manufactured boat line of private, recreational, smooth water launches and party boats. Elco produces electric motor powered launches and inboard sailboat motors. Both Duffy Electric and Elco use 1750 rpm shunt wound DC motors which operate outside of their peak efficiency range, require air cooling and lack the power required to push boats over 30 feet in length.

Brimbelow Engineering of Norfolk, England is one of the largest manufacturers of electric boat motors in Western Europe. Its main product, the E-Drive 2.5 hp, is a two-kilowatt brushless DC permanent magnet motor providing approximately 2.6 horsepower at 2,500 rpm. The E-Drive 2.5 hp is much less powerful than our ST 37, which develops 6 horsepower at 1,000 rpm. In addition, the E-Drive 2.5 hp must be coupled with a transmission to reduce rpms. The E-Drive 2.5 hp comes with a mounting bracket but without a controller, which must be purchased separately. The total purchase price for an E- Drive 2.5 horsepower is more than $5,000.

Eco Propulsion Systems AG, of Switzerland, manufactures the “SOL Z”, an electric inboard line shaft engine, in a 48-volt, eight horsepower version. With an electric/mechanical clutch, the 10 horsepower version sells for approximately $6,300.

Unique Mobility Inc. announced in July 2000 that sea trials were to begin for installation of a UQM SR-218N brushless permanent magnet motor in a 52-foot Manta catamaran powerboat. The installation would make it possible to operate the power catamaran as a mild parallel hybrid, where both electric and diesel engines may operate in unison or separately. It was estimated that the UQM SR- 218N, operating alone, could propel the boat at speeds up to 9 knots. To our knowledge, the results of sea trials have not been published, and the completion of this announced project is uncertain.

In addition to inboard electric boat and motor manufacturers, there are approximately 12 manufacturers worldwide of electric outboard motors. Neither the electric inboard nor the electric outboard motors offer by our competition has experienced significant market penetration because of limited torque and limited battery lifespan between each re-charge.

Our Intellectual Property

Trademarks

In 2002, we registered our name “Solomon Technologies” and our logo with the United States Patent and Trademark Office (“PTO”) under two trademark filings. In 1999, we trademarked a stylized version of the phrase “Electric Wheel” in the United States in connection with electric propulsion systems. Our trademarks have a ten-year term commencing on the registration date and are renewable for additional terms of ten years each, subject to compliance with certain filing requirements.

Current patents

We currently have three patents issued in the U.S. and foreign jurisdictions. Below is a summary of our patents.

Dual-Input Infinite-Speed Integral Motor and Transmission Device. This patent is the basis for our Electric Wheel technology. The patents cover both marine applications and farming and household appliance applications. This patent has been issued in five countries, as follows:

COUNTRY	DATE FILED	ISSUED	PATENT #	STATUS
Australia	11/19/91	11/19/94	551,644	Issued
Canada	11/19/91	01/28/03	2,096,642	Issued
Japan	11/19/91	01/31/03	3,394,771	Issued
South Korea	11/19/91	01/07/99	187697	Issued
United States	11/28/90	11/26/91	5,067,932	Issued

Method and Apparatus for Propelling a Marine Vessel. This patent ties our Electric Wheel technology directly to marine propulsion and provides for a patent on regenerative feedback. This patent has been issued in the U.S. and is pending in three foreign jurisdictions, as follows:

COUNTRY	FILED	ISSUED	PATENT #	STATUS
European Union	04/29/96			Pending
Japan	04/29/97			Published
United States	04/29/96	01/26/99	5,863,228	Issued
WIPO*	04/29/97			National Phase entered Chapter II demand filed 10/27/97

*	The World Intellectual Property Organization is an agency of the United Nations which administers approximately 23 treaties dealing with different aspects of intellectual property protection.

System and Apparatus for a Multiple Input and Dual Output Electric Differential Motor Transmission Device. This patent has been issued in the U.S. and is pending in two foreign jurisdictions, as follows:

COUNTRY	FILED	ISSUED	PATENT #	STATUS
Japan	11/04/97			Published
United States	11/19/96	12/22/98	5,851,162	Issued
WIPO	11/04/97			National Phase entered Chapter II demand filed 5/20/98

Proposed patents

We have identified three potentially patentable technologies related to our Electric Wheel technology. We are currently preparing patent applications for the three technologies which we expect to file with the PTO in 2004.

The patent process - from initial application to granting of the patents - is expected to take approximately two years in total. Following filing of the patent applications with the PTO, examinations of the applications generally require one year to complete. Any deficiencies found during the examination process will then have to be corrected and resubmitted for consideration. Discussions between our patent counsel and the PTO may be necessary to clarify issues relating to the claims. Our patent counsel has initiated searches and examinations and is in the process of developing the first draft of the patent applications for the three technologies for review and revision by us. Following this process, our patent counsel will prepare subsequent drafts for review by us until the documents are ready for filing. It is not known how long this process will take.

We estimate $75,000 as the cost for patenting the three technologies under review. We expect that Homewood as joint inventor will participate in one of the three applications. There can be no assurance that the proposed patents will be granted.

Know-how, trade secrets and other intellectual property protection

In addition to the trademark and patent protection secured above and the pending patent applications, we will rely on trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position. It is our policy to require our directors, employees, consultants and parties to collaborative agreements to execute confidentiality agreements upon the commencement of the employment, consulting or collaborative relationships with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions resulting from work performed for us using our property or relating to our business and conceived or completed by the individual during employment are our exclusive property to the extent permitted by law.

Research and Development

Since our inception, we have spent approximately $2 million on product development. The continued development of our STEW and STEM electric motors and other components of our ST Electric Propulsion Systems remains paramount to our success in the marine market. In addition, continuing development of advanced hybrid charging systems, adaptation to new battery, fuel cell and fuel sources technologies, and system integration with our growing product line of electric motors will help us achieve and maintain our leadership position in the marine propulsion industry.

Through continued ground-based electric motor research and development, we intend to expand applications of our patented products for potential licensing into other industries.

Employees

We have five full time employees and one part-time employee. Our management team currently consists of a president/chief executive officer, chief financial officer and a secretary/treasurer. We employ our chief financial officer on a part-time basis. There is no collective bargaining agreement in effect. We believe the relations with our employees are good.

Government Regulation

It is anticipated that existing and proposed changes in environmental impact laws and regulations in the United States, Canada and Europe will create an increased demand for our ST-EPS products and Electric Wheel technology. Our STI electric products have zero emissions when used without fossil fuel generators.

Existing or probable governmental regulations have not had, and are not expected to have, any material impact on our operations, and the costs and effects of compliance with federal, state and local environmental laws are minimal.

ITEM 2. DESCRIPTION OF PROPERTY

We currently occupy office, research, testing and warehouse facilities in Tarpon Springs, Florida. This facility is located at 1400 L & R Industrial Boulevard, Tarpon Springs, Florida 34689. The lease commenced on September 1, 2003 and continues for two years with an additional two year extension at our option. Rent is $2,400 per month subject to annual increases equal to the consumer prize index but not to exceed 4% per year.

We also have a sales office in Benedict, Maryland, located on the Patuxent River in Southern Maryland on the western side of Chesapeake Bay about 45 miles from Washington, DC. This facility is located at 7383 Benedict Avenue, Benedict, Maryland. We have a five year lease on this facility terminating in August 2007. The lease payments are $3,000 per month. We use our Maryland facilities for sales and marketing and web site maintenance, as well as our base of operations for boat shows in the Northeast and Mid-Atlantic United States.

ITEM 3. LEGAL PROCEEDINGS

In March 2004, Ann Poyas, our former chief operating officer and a former director, her husband, Donald Poyas, our former Vice President of Procurement, and their son, Michael Poyas, a former consultant for our company, brought a lawsuit against us in the Circuit Court for Charles County, Maryland, alleging that they are owed in the aggregate approximately $1,150,000. We believe that we have good and meritorious defenses against the complaint and intend to defend it vigorously.

Except as set forth above, we do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “SOLM.” Our common stock began trading on February 24, 2004 and opened at $3.15. Prior to February 24, 2004, there was no public market for our common stock.

On April 12, 2004, the closing price of our common stock was $4.58 and we had approximately 650 record owners of our common stock.

Dividends and Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.

We may not pay or set aside cash for dividends to our common stockholders unless holders of our Series A Preferred Stock have been paid all accrued dividends.

Recent Sales of Unregistered Securities

On January 26, 2004, we issued promissory notes in the principal amount of $26,000 and warrants to purchase 26,000 shares of common stock to four investors for an aggregate of $26,000 in cash. The notes bear interest at 15% and are due upon the earlier of June 24, 2004 or when we raise $1,000,000 from the sale of our securities. The warrants have an exercise price of $4.00 per share and expire January 26, 2009. The sales and issuances of those securities were determined to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as transactions by an issuer not involving a public offering solely to “accredited investors”.

In February 2004, we issued 35,000 shares of Series A Preferred Stock and warrants to purchase 35,000 shares of common stock to five investors for $140,000. The consideration received was for $134,000 in cash and the surrender by one of the investors of our promissory note in the principal amount of $6,000. Each share of Series A Preferred Stock is entitled to a cumulative dividend of $0.32 per share per annum, is convertible into two shares of common stock at any time by the holder, and is entitled to vote with common stockholders as a single class on an as converted basis. The warrants have an exercise price of $4.00 per share and expire January 26, 2009. The sales and issuances of those securities were determined to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as transactions by an issuer not involving a public offering solely to “accredited investors”. The securities were placed by First Dunbar Securities Corporation, who is entitled to a placement agent fee of $11,900.

In February 2004 we issued to a yacht dealer a warrant to purchase 150,000 shares of our common stock to a yacht dealer for a release of an exclusivity arrangement between our company and the dealer and for the dealer to assist us in marketing our products.

The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Repurchase of Securities

We did not repurchase any of our common stock during the fourth quarter of 2003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2003 and 2002 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

When used in conjunction in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected, including, but not limited to, those set forth in “Factors that May Affect Future Results and Market Price of Our Stock” of this Item 6.

Overview

We develop and sell electric propulsion systems primarily for the marine industry. These systems utilize our proprietary technology, including our patented Electric Wheel. In addition, we believe that our technology will have additional applications in the transportation, industrial and commercial sectors. We will continue to target areas for strategic growth.

We have historically generated limited operating revenues. We intend to expand operations through the continued development of our dealer network and the addition of new products. In order for us to successfully market our existing products on a national and international level, we will be likely required to successfully complete public or private financing of our equity securities. If we are unable to obtain necessary financing, we will expand our operations only as cash flow allows.

Our goal is to significantly increase revenue, generate enough cash to finance our operations and growth and, eventually, become profitable. We currently do not generate enough cash from operations to continue operations indefinitely. Our ability to continue is dependent on our either raising significant capital or increasing revenue, or both. If we are unable to raise such capital and unable to significantly increase revenue, we would likely not be able to generate enough cash to continue operations. As a result, we would have to seek alternative opportunities, such as selling our assets or seeking a merger partner or other business combination; otherwise we may default on our debt obligations and lose our assets to our creditors.

Our business plan requires that we obtain $5 million of additional capital. Such capital would be used to repay approximately $1 million of debt and the balance to hire sales personnel over the next twelve months and to meet our inventory needs. If we are able to acquire such capital, we believe that we can increase our revenue over the next two years by establishing a stronger sales presence to OEMs and by increasing substantially the number of retrofit sales. We would also use a portion of such additional capital to hire additional administrative personnel. We only have seven full-time employees, many of whom perform multiple functions within our organization.

We believe we could also significantly increase our current gross margin of 15% to approximately 50% from such additional capital. Our suppliers offer significant quantity discounts which we are currently unable to take advantage of due to the small number of purchases we make at any time. With additional capital, we could make larger purchase orders for the quantity discounts thereby increasing our gross margin.

Results of Operations

The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto for the years ended December 31, 2003 and 2002 included in this Annual Report.

Comparison of the Years Ended December 31, 2003 and 2002

For the year ended December 31, 2003 we generated revenues of $421,808 as compared to $150,918 for the comparable period ended in 2002. Cost of goods sold for the year ended December 31, 2003 was $320,663 generating a gross profit of $101,145, or 24% of revenues. Cost of goods sold for the year ended December 31, 2002 was $103,851 generating a gross profit of $47,067, or 31% of revenues. The decrease in our margin is due to our inability to achieve cost efficiencies with our primary manufacturer and other suppliers. We believe we will improve our margins and, with an increase in sales, achieve economies of scale.

Salaries and benefits for the year ended December 31, 2002 were $670,567 compared to $479,242 for the year ended December 31, 2003 a decrease of $191,325, or 29%. This decrease was due to our inability to fund payroll due to our limited cash flow; however, portions of these salaries were contributed to capital by our employees.

Non-cash compensation for the year ended December 31, 2003 was $1,933,231 as compared to $37,500 for the year ended December 31, 2002, an increase of $1,895,731. Non-cash compensation consists of common stock issued to consultants and employees for services rendered. During 2003 the increase in non-cash compensation was due to an increase in the number of shares issued for primarily financial consulting services as well as a capital contribution of unpaid salaries by our employees of $386,846.

Professional fees for the year ended December 31, 2002 were $4,250 as compared to $280,788 for the year ended December 31, 2003, an increase of $276,538. This increase was due to the costs associated with filing our Registration Statement on Form SB-2 as well as other costs associated with becoming a public company.

Advertising expense for the period year ended December 31, 2002 was $23,864. Advertising expense for the year ended December 31, 2003 was $26,009. The minimal increase in advertising expense was due to our focus on our business plan and the further execution of our marketing plan.

Travel and entertainment costs for the year ended December 31, 2002 were $33,516 as compared to $60,721 for the year ended December 31, 2003, an increase of $27,205 or 81%. The increase in travel and entertainment is attributable to our marketing activities related to our products as well as expenses associated with our efforts to raise capital.

Rent for the year ended December 31, 2002 was $44,700. Rent for the year ended December 31, 2003 was $75,064. The increase was due to our new office lease of additional facilities in Benedict, Maryland for the final five months of 2002 with an increase in monthly rent expense of approximately $2,400.

Other general and administrative costs for the year ended December 31, 2002 were $281,082 and consisted primarily of insurance, office supplies, printing and office equipment. Other general and administrative costs for the year ended December 31, 2003 were $422,075, an increase of $140,993. The increase was due to further execution of our business plan. These costs primarily consist of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing.

Interest expense incurred for the year ended December 31, 2002 was $52,843. Additionally we recognized $151 in interest income during the same period. We incurred interest expense of $350,663 for the year ended December 31, 2003 relating to our various financings. The increase of $297,820 in interest expense is primarily due to recognizing a beneficial conversion feature on convertible notes payable during the year ended December 31, 2003 of $220,135 as well as interest on our new and existing borrowings totaling approximately $131,000 during the year ended December 31, 2003.

We reported a net loss for the year ended December 31, 2002 of $1,101,104. Our net loss for the year ended December 31, 2003 was $3,506,449.

Our overall per-share loss for the year ended December 31, 2002 was $0.42 per share. Our overall per-share loss for the year ended December 31, 2003 was $0.90.

Liquidity and Capital Resources

Our available cash balance at December 31, 2003 was approximately $51,000, and is approximately $31,000 at April 9, 2004. From January 1, 2001 through December 31, 2003, we raised an aggregate of approximately $578,000 in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, we have received proceeds from advances from affiliates and notes and loans payable of approximately $788,000 during that same period that have funded our operations.

During the twelve months ended December 31, 2003, we used net cash of approximately $451,000 for operations. This consisted of a net loss of $3,506,449 offset by net increases in our operating assets of $43,057, non-cash compensation from the issuance of common stock for services of $1,399,386, depreciation and amortization expense of $148,146, a capital contribution of unpaid salaries of $386,846, amortization of a debt discount of $15,200, beneficial interest on convertible notes payable of $220,135, bad debt expense of $14,553, and increases in our liabilities consisting of accounts payable and accrued expenses, accrued payroll and payroll taxes and customer deposits of $827,761. We had net cash flows used in investing activities of $33,759 which consisted of capital expenditures of $25,043 and expenditures on patents of $8,716. Additionally, we had net cash flows from financing activities of $471,634. This consisted of $291,836 in gross proceeds from the sale of our common stock and proceeds from notes and loans payable of $163,307 and proceeds from advances to affiliates of $28,687 offset by repayments of notes and loans payable of $12,196.

During the year ended December 31, 2003, our employees received significantly less cash compensation than they would have received had our cash flow been greater. Such amounts were changed to expense and contributed to capital by our employees. However, we anticipate an increase in cash compensation in the future as our cash flow permits.

There are presently no plans to purchase a new facility or significant new equipment. We are actively seeking additional sources of capital that will enable us to achieve our long-term objectives of marketing our product lines. However, we may not be able to obtain such capital on acceptable terms or conditions. In such event, we may have to modify our business plan.

Our cash flow requirements include repayment of certain short term debt. We currently have unpaid payroll taxes of approximately $191,000 and have accrued interest and penalties on this outstanding debt of $144,000. In addition, we renegotiated our convertible debt with Pinetree in September 2003 and again in December 2003. The new convertible note of $572,490 bears interest at 11% per annum. We are in default on the Pinetree note as a result of our failure to pay a mandatory prepayment of $50,000, however, Pinetree has not declared the note in default.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in this Annual Report for the years ended December 31, 2003 and 2002. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Revenue recognition

We recognize revenue when product has been shipped from our facility or drop shipped from our manufacturing location. Revenues from installation or service sales are recognized when the services have been completed.

Inventory valuation

Our inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation. At December 31, 2003 and 2002, significantly all inventory on-hand was finished goods, which consists of motors and generators. Smaller parts and supplies are charged to expense when purchased.

Accounting for patents and trademarks

Our patents and trademarks are stated at cost. The recoverability of patents and trademarks is re-evaluated each year based upon management’s expectations relating to the life of the technology and current competitive market conditions. As of December 31, 2002 and 2003, we have recorded $99,197 and $133,045 in amortization expense, respectively, related to our patents and trademarks. We are amortizing these costs over the life of respective patent or trademark.

Stock-based compensation

We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Off-Balance Sheet Arrangements

Our agreement with Homewood requires that we purchase at least 100 electric motors during 2004. If we do not complete such purchase, we must pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100. For example, if the average purchase price of the motors actually purchased by us was $8,000, and we purchased only 75 motors during 2004, we would owe Homewood $200,000. We have not purchased the 100 motors yet, and we can not determine whether we will meet this minimum requirement.

Except as set forth above, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

Factors that May Affect Future Results and Market Price of Our Stock

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and they should be considered in connection with the other information contained in this Annual Report.

Risks Concerning Our Business

We have never been profitable, and if we continue to lose money and do not achieve profitability soon, we may be unable to continue our business. Our ability to continue as a going concern is uncertain.

We have incurred losses since our inception. We incurred net losses of approximately $1,101,000 for the year ended December 31, 2002 and $3,506,000 for the year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of approximately $9.3 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include product development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition.

Due to our history of losses and our current financial condition, our independent auditors’ report, which is part of this report at page F-2, includes an explanatory paragraph referring to an uncertainty concerning our ability to continue as a going concern. Please see Note 13 to our financial statements on page F-20.

Our limited operating history and the rapidly evolving nature of our industry make it difficult to forecast our future results.

Prior to 2002, our operations consisted primarily of product development efforts. As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. In addition, any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. The market for electric propulsion systems is rapidly evolving, and it is difficult to forecast the future growth rate, if any, or size of the market for our products. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would harm our operating results.

Our business may be substantially hurt if we are unable to meet our future capital requirements.

Our business strategy requires substantial capital to market and promote our product lines. We plan to implement our aggressive sales and marketing plan, provide for adequate working capital to meet the projected demand for our products and repay debt over the next twelve months. To do this, we will require nearly $5 million to meet our goal, all of which we anticipate will come from offerings of our securities. If we are unable to obtain sufficient capital, we would likely be required to proportionately scale back our sales and marketing plan.

Any inability or delay in closing such financing is likely to leave us with insufficient cash to meet the requirements of our aggressive budget and impede our ability to pursue our business plan. In addition, development opportunities and other contingencies may arise, which could require additional capital. Any inability to obtain required future financing would likely have a materially adverse effect on our business and could require that we significantly reduce or suspend our operations, seek a merger partner or sell some or substantially all of our assets. We presently have no arrangements or understandings with any prospective merger partner or prospective purchaser of our assets.

If we issue additional stock to raise capital, your percentage ownership in us would be reduced. Additional financing may not be available when needed on terms acceptable to us or at all. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes.

We depend substantially on our relationships with a small number of OEMs, and our failure to maintain or expand these relationships would reduce our revenue and gross profit or otherwise harm our business.

We anticipate that we will derive a substantial portion of our revenue from sales of our products to a small number of OEMs in the marine industry. While in the long term a substantial portion of our revenue is projected to be from the retrofit market, we expect that a small number of OEM customers will continue to account for a majority of our revenue and gross profit for the foreseeable future. The loss of any of these customers, or a material decrease in revenue from these customers, would reduce our gross profit or otherwise harm our business.

Furthermore, if our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our electric propulsion systems with their vessels.

As a result of our dependency on a small number of OEMs, any problems those customers experience, or their failure to promote products that contain our electric propulsion systems, could harm our operating results. Some of the factors that affect the business of our OEM customers, all of which are beyond our control, include

•	the competition these customers face and the market acceptance of their products,

•	the engineering, marketing and management capabilities of these customers and the technical challenges that they face in developing their products,

•	the financial and other resources of these customers, and

•	new governmental regulations or changes in taxes or tariffs applicable to these customers.

The inability of our OEM customers to successfully address any of these risks could harm our business.

Slow growth, or negative growth, in the marine vessel industry could reduce demand for our products and reduce our gross profit.

Our revenue depends in large part on the demand for our products by OEMs in the marine vessel industry. This industry could experience slow or negative growth due to a general economic slowdown, market saturation and other factors. If slow or negative growth in the industry occurs, demand for our products may decrease. If a reduction in demand for our products occurs, we may not be able to reduce expenses commensurately. Accordingly, continued slow growth or negative growth in the marine vessel industry could reduce our gross profit.

Furthermore, our success in increasing revenue depends on growth in the use of alternative propulsion systems, particularly low or zero emission systems, to add features and functionality to marine vessels. Our electric propulsion systems are currently used primarily in pleasure marine vessels, and, we anticipate to be useful for other marine vessels and non-marine vehicles. These markets are rapidly evolving and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which products such as ours will be used in these markets in the future. Their market acceptance may be impacted by the performance, cost and availability of other propulsion systems that perform similar functions. If these markets accept products such as our products more slowly than we expect, or not at all, our business will suffer.

We are dependent on our suppliers, and the inability of these suppliers to continue to deliver, or the refusal to deliver, necessary components of our electric propulsion system, would significantly harm our business.

We assemble the components of our electric propulsion system at our Tarpon Springs, Florida facility. These components are manufactured by third-party manufacturers. Other than Homewood Products Corporation, we do not have an agreement requiring any supplier to continue to manufacture and sell to us such component parts. Our agreement with Homewood provides that Homewood will manufacture and sell to us the motors for our electric propulsion systems. These motors are specifically designed by us and our ability to find alternative manufacturers is limited. We believe that alternative sources are available but may require up to twelve months to begin delivery of motors. The delay would adversely affect our ability to meet promised demand for our products and significantly harm our business.

We believe that other suppliers of the other component parts of our ST-EPS are available to us should any of our current suppliers of our component parts be unable or unwilling to sell us such parts. We believe, however, that such alternative suppliers would be at a higher cost, thereby reducing our gross profit.

Competition in our industry is intense and is likely to continue to increase, which could result in price reductions, decreased customer orders, reduced product margins and loss of market share, any of which could harm our business.

Our industry is competitive, and we expect competition to intensify in the future. We have many primary competitors located in the United States and Europe in the marine electric propulsion industry. Additional competitors are likely to enter our industry in the future. We also face competition from the internal research and development departments of OEMs, including some of our current customers. Our customers may have the capability to integrate their operations vertically by developing their own alternative propulsion systems or by acquiring our competitors or the rights to develop competitive products or technologies, which may allow these customers to reduce their purchases or cease purchasing from us completely.

Many of our current competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales and marketing resources or greater name recognition than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are in a better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, some of our current competitors and potential competitors have greater brand name recognition, a more extensive customer base, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer base and product offerings, or adopt aggressive pricing policies, to gain market share. Increased competition in the market may result in price reductions, decreased customer orders, reduced profit margins and loss of market share, any of which could harm our business.

The market for our electric propulsion system is new and constantly changing. If we do not respond to changes in a timely manner, our company likely will no longer be competitive.

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technologies on a timely basis. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our business will suffer.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We may not be able to identify, develop, manufacture, market or support new or enhanced products on a timely basis, if at all. Furthermore, our new products may never gain market acceptance, and we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond to product announcements, technological changes or changes in industry standards would likely prevent our products from gaining market acceptance and harm our business.

If we do not successfully establish strong brand identity in the marine markets, we may be unable to achieve widespread acceptance of our products.

We believe that establishing and strengthening our Electric Wheel brand is critical to achieving widespread acceptance of our products and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the market with competing products. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality products and customer support. These activities are expensive and we may not generate a corresponding increase in customers or revenue to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract new customers and compete effectively.

We rely on patents, trademarks, trade secrets and confidentiality agreements to protect our proprietary rights, which afford only limited protection.

Our success depends upon our ability to protect our proprietary rights. We rely on a combination of patent, trademark and trade secret laws, as well as confidentiality agreements with our employees, customers, suppliers and others to establish and protect our proprietary rights. The protection of patentable inventions is important to our future opportunities. It is possible that

•	our pending patent applications may not result in the issuance of patents,

•	we may not apply for or obtain effective patent protection in every country in which we do business,

•	our patents may not be broad enough to protect our proprietary rights,

•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from using the inventions claimed in those patents, and

•	current and future competitors may independently develop similar technology, duplicate our products or design new products in a way that circumvents our patents.

Existing trademark and trade secret laws and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our products is difficult. Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue. Infringement claims and lawsuits would likely be expensive to resolve and would require management’s time and resources and, therefore, could harm our business.

Our success depends on retaining David E. Tether, our Chief Executive Officer, the loss of whom could disrupt our operations or otherwise harm our business.

Our success depends on the continued contributions of David E. Tether, our Chief Executive Officer. Competition for employees in our industry can be intense. We do not have employment agreements with, or key man life insurance policies covering, any of our executives. In addition, all of the capital stock and options held by the members of our management are vested. There can be no assurance that we will retain our key employees or be able to hire replacements. Our loss of any key employee or an inability to replace lost key employees and add new key employees as we grow could disrupt our operations or otherwise harm our business.

Our international sales will likely account for a significant amount of our revenue in the future, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

Because we intend to sell our products worldwide, our business is subject to risks associated with doing business internationally. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. Our future results could be harmed by a variety of factors related to international operations, including

•	foreign currency exchange rate fluctuations,

•	seasonal fluctuations in sales,

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets,

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements,

•	trade protection measures and import or export licensing requirements,

•	potentially adverse tax consequences,

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables,

•	difficulty in managing widespread sales, development and manufacturing operations, and

•	less effective protection of intellectual property.

In the future, some or all of our international revenue and expenses may be denominated in foreign currencies. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities. In addition, if we conduct sales in local currencies, we may engage in hedging activities, which may not be successful and could expose us to additional risks.

We may lack the ability to record, process, summarize and report financial data in compliance with our public company reporting requirements if we fail to improve our internal controls and procedures for financial reporting.

Because of our limited cash and small number of officers and employees, we believe we need to correct significant deficiencies in our internal controls and procedures for financial reporting. We currently have a part-time chief financial officer. However, we will need to hire additional accounting staff. Failure to address this in a timely manner might increase the risk of future financial reporting misstatements and may prevent us from being able to meet our filing deadlines. Because our operations to date have been very limited and the number of accounting transactions has been relatively small, we believe that these deficiencies have not affected our financial statements which are part of this report. However, we will need to correct such deficiencies as we expand our operations. Furthermore, we plan to remedy such deficiencies during 2004; however, achieving such goals depends on our ability to raise additional capital.

In addition, we must establish a process to facilitate management’s assessment of the design and operating effectiveness of our internal controls and procedures for financial reporting to enable us to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which will be in effect for our fiscal year ending December 31, 2005.

There can be no assurance that these actions and any other actions we may take to improve our internal controls and procedures will be successful. Our failure to implement these actions could adversely affect our ability to record, process, summarize and report financial data in compliance with our public company reporting obligations.

Our business may continue to be affected by our substantial debt and restrictions under debt covenants.

We have a significant amount of debt. Our debt service obligations could have material adverse consequences to our security holders. As of December 31, 2003, we have approximately $2 million of debt, including approximately $617,000 of secured debt owed to Pinetree (Barbados), Inc.

The level of our indebtedness could have important consequences to us and our stockholders including, but not limited to, the following

•	our ability to obtain additional financing in the future may be impaired,

•	a significant portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations,

•	the Pinetree note contains restrictive covenants, which if not complied with, may result in an event of default by us which, if not cured or waived, could have a material adverse effect on us,

•	we may be substantially more leveraged than certain of our competitors, which may place us at a competitive disadvantage, and

•	our substantial debt may limit our flexibility to adjust to changing market conditions, reduce our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions or our business.

Our ability to make scheduled payments and comply with our debt covenants or to refinance our debt obligations will depend upon our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors which are beyond our control. Cash flow from operations and other capital resources may not be sufficient for payment of our debt in the future. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

If we are unable to pay our debt, we may be required to take actions such as reducing or delaying planned expansion and capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot predict whether any of these actions could be effected on satisfactory terms, if at all.

Our business may be affected as a result of security interests in our assets.

All of our assets are pledged as collateral to secure the Pinetree note. Unless these security interests are released, such assets will not be available to secure future indebtedness and as such may adversely affect our ability to borrow money in the future. Moreover, in the event of a default by us on any of our obligations, including with respect to the covenants contained in the Pinetree note, Pinetree could foreclose on our assets.

Risks Concerning Investing In Us

We are subject to the penny stock rules. The application of the “penny stock” rules will likely make selling your shares more difficult than if our shares were traded on the Nasdaq Stock Market or a national stock exchange.

Our common stock will be a “penny stock,” under Rule 3a51-1 under the Securities and Exchange Act, unless and until

•	the shares reach a price of at least $5.00 per share,

•	we meet the financial size and volume levels for our common stock not to be considered a penny stock, or

•	we register the shares on a national securities exchange or they are quoted on the Nasdaq Stock Market.

A “penny stock” is subject to rules that require securities broker-dealers, before carrying out transactions in any “penny stock”

•	to deliver a disclosure document to the customer describing the risks of penny stocks, and get a written receipt for that document, before selling penny stocks to that customer,

•	to disclose price information about the stock,

•	to disclose the compensation received by the broker-dealer or any associated person of the broker-dealer, and

•	to send monthly statements to customers with market and price information about the “penny stock.”

Our common stock will also be subject to a rule which requires the broker-dealer, in some circumstances, to

•	approve the “penny stock” purchaser’s account under standards specified in the rule, and

•	deliver written statements to the customer with information specified in the rule.

These additional requirements could prevent broker-dealers from carrying out transactions in our common stock and limit your ability to sell your shares.

We expect our stock price to be volatile.

The price at which our common stock will trade is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are

•	actual or anticipated fluctuations in our results of operations,

•	developments with respect to intellectual property rights,

•	announcements of technological innovations or significant contracts by us or our competitors,

•	introduction of new products by us or our competitors,

•	commencement of, or our involvement in, litigation,

•	our sale of common stock or other securities in the future,

•	conditions and trends in the marine vessel industries,

•	the trading volume of our common stock,

•	changes in the estimation of the future size and growth rate of our markets, and

•	general economic conditions.

In addition, the stock market has experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies. In the past, these market fluctuations were often unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a significant decline in the market price of our common stock.

The market for our shares may be illiquid.

There may be only a limited trading market for our common stock. Our common stock is traded on the Bulletin Board. Shares which are “thinly” traded on the Bulletin Board often trade only infrequently and experience a significant spread between the market maker’s bid and asked prices. As a result, our common stock may be illiquid.

We have implemented anti-takeover provisions that could discourage a third party from acquiring us and consequently decrease the market value of your investment.

Our certificate of incorporation and bylaws contain provisions that may have the effect of delaying or preventing a change of control or changes in management that a stockholder might consider favorable. Our certificate and bylaws, among other things, provide for a classified board of directors, allow our board to designate “blank check” preferred stock, and limit who may call special meetings of stockholders. These provisions may delay or impede a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in management could cause the market price of our common stock to decline.

Future sales of common stock or senior securities could adversely affect our common stock price and dilute your interest.

We may issue additional capital stock in future financing. Sales of substantial amounts of such shares of common stock or the availability of substantial amounts of such shares for sale could adversely affect prevailing market prices for our common stock.

In addition, we could issue other series or classes of preferred stock having rights, preferences and powers senior to those of our common stock, including the right to receive dividends and preferences upon liquidation, dissolution or winding-up in excess of, or prior to, the rights of the holders of our common stock. This could reduce or eliminate the amounts that would otherwise have been available to pay dividends on the common stock.

Because our executive officers’ and directors’ liabilities are limited, your rights against them in a civil lawsuit may be limited.

We will indemnify any executive officer, director or former executive officer or director, and may indemnify any other officer or employee, to the full extent permitted by Delaware law. This could include indemnification for liabilities under securities laws enacted for stockholder protection, though the SEC thinks this indemnification is against public policy.

David E. Tether, our Chief Executive Officer, owns a significant portion of our outstanding common stock and his interests may be different from, and conflict with, your own.

The interests of our management could conflict with the interests of our other stockholders. David E. Tether, President and Chief Executive Officer beneficially owns, approximately 31% of our outstanding common stock. Accordingly, Mr. Tether has the power to influence the election of our directors and the approval of actions for which the approval of our stockholders is required.

We do not expect to pay dividends to our common stockholders.

We do not anticipate paying cash dividends in the foreseeable future. We presently intend to reinvest our cash back into the company rather than paying dividends to our common stockholders. As a result, your ability to realize any return on your investment in our common stock will likely result only from your sale of some or all of your shares. We are also restricted from paying dividends to our common stockholders unless all dividends owing to our Series A Preferred Stockholders have been paid.

The issuance of additional shares of common stock, including shares issuable upon conversion of the bridge notes or the exercise of outstanding options and warrants, will dilute the interests of our stockholders.

As of April 12, 2004, we had 4,925,484 shares of our common stock outstanding. Our board has the ability, without further stockholder approval, to issue up to approximately 20.1 million additional shares of common stock. Such issuance may result in a reduction of the book value or market price of our outstanding common shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing stockholders. Further, if all our outstanding options and warrants are exercised and convertible notes are converted, we will have approximately six million shares outstanding. Thus, the percentage of shares owned by all existing stockholders will be reduced proportionately as options and warrants are exercised and convertible notes are converted. The table below summarizes our current outstanding common stock, options, warrants and convertible notes.

COMMON STOCK, OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES		NUMBER OF SHARES OF COMMON STOCK	NUMBER OF SHARES UNDERLYING OPTIONS, WARRANTS AND CONVERTIBLE SECURITIES	TOTAL
Shares of common stock	issued and outstanding	4,925,484	0	4,925,484
Options under our stock option plan	currently exercisable		242,500	242,500
	currently unexercisable		0	0
Warrants	issued to Cytation Corp.		132,618	132,618
	issued to bridge noteholders		17,174	17,174
	issued to Pinetree		50,000	50,000
	other warrants		211,000	211,000
Convertible preferred stock	35,000 shares		70,000	70,000
Convertible notes	$572,490 principal amount Pinetree note		391,179	391,179
TOTAL		4,925,484	1,114,471	6,039,955

Our board of directors, without seeking stockholder approval, may designate and issue up to 5,000,000 shares of preferred stock, and the sale of such shares may adversely impact the market price of shares of common stock.

Our certificate of incorporation allows our board of directors to issue at any time without further stockholder approval up to 5,000,000 shares of preferred stock. Such shares may be issued and sold upon such terms and conditions as our board of directors may determine, including the amount of consideration for which the shares may be issued and sold in one or more series, and such voting rights, designations, preferences and other rights, qualifications, limitations and restrictions as our board of directors may determine.

We have designated 1,625,000 shares of Series A Preferred Stock, the rights, privileges and preferences of which are described under “Market for Common Equity and Related Stockholder Matters”. There are currently issued and outstanding 35,000 shares of Series A Preferred Stock. No other shares of our preferred stock are designated outstanding as of the date of this Annual Report. We have, however, entered into a non-binding letter of intent to issue a new series of preferred stock. See “Business – Recent Events.”

Sales of a substantial number of shares of preferred stock, or the fact that our board of directors may determine the rights, privileges and preferences of one or more classes or series of preferred stock, may discourage a future acquisition of our company, including an acquisition in which you might otherwise receive a premium for your shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 to F-21 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls which are included within disclosure controls and procedures during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the Proxy Statement.

Code of Conduct

We have not adopted a code of conduct. Companies whose equity securities are listed for trading on the Bulletin Board and not on Nasdaq or a national securities exchange are not currently required to do so. We anticipate, however, that we will adapt such a code during 2004.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

(a) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Solomon Technologies, Inc., a Maryland corporation and Solomon Technologies, Inc., a Delaware corporation dated June 19, 2003 (1)

2.2	Agreement and Plan of Merger and Reorganization by and between Solomon Technologies, Inc., TCI Acquisition Corporation and Town Creek Industries, Inc., dated September 16, 2001 (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Designation of Rights Privileges and Preferences of Series A Preferred Stock (4)

4.1	Specimen Common Stock Certificate (3)

10.1	Form of Bridge Convertible Note (1)

10.2	Form of Bridge Warrant (1)

10.3	Consulting Agreement by and between Solomon Technologies, Inc. and Cytation Corporation (1)

10.4	Form of Common Stock Purchase Warrant issued to Cytation Corporation (1)

10.5	2003 Stock Option Plan (1)

10.6	Agreement by and between Homewood Products Corporation and Solomon Technologies, Inc. dated August 25, 2003 (1)

10.7	Convertible Promissory Note issued to Pinetree (Barbados), Inc. dated July 31, 2003 (1)

10.8	Memorandum of Understanding by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc., et al, dated July 31, 2003 (1)

10.9	General Release by and between Pinetree Capital Corp. and Solomon Technologies, Inc., et al, dated July 31, 2003 (1)

10.10	Convertible Note Security Agreement by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc. dated July 31, 2003 (1)

10.11	Security Agreement by and between Pinetree (Barbados), Inc. and Town Creek Industries, Inc. dated July 31, 2003 (1)

10.12	Non-Disclosure Agreement by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc. dated July 31, 2003 (1)

10.13	Non-Disclosure Agreement by and between Pinetree (Barbados), Inc. and Town Creek Industries, Inc. dated July 31, 2003 (1)

10.14	Lease Agreement dated August 26, 2003 by and between Mary Lynne Hawkins and Solomon Technologies, Inc. (2)

10.15	Lease Agreement dated August 1, 2002 by and between D&M Rental Company and Solomon Technologies, Inc. (3)

10.16	Form of Lock-Up Agreement. (4)

10.17	Agreement by and among Solomon Technologies, Inc., Town Creek Industries, Inc. and Pinetree (Barbados), Inc. dated December 12, 2003. (3)

10.18	Common Stock Purchase Warrant issued to Pinetree (Barbados), Inc. dated December 12, 2003. (3)

10.19	Registration Rights Agreement by and between Solomon Technologies, Inc. and Pinetree (Barbados), Inc. dated December 12, 2003. (3)

10.20	Form of Common Stock Purchase Warrant issued to Series A Preferred Stockholders. (4)

10.21	Form of Registration Rights Agreement with Series A Preferred Stockholders. (4)

31.1	Chief Executive Officer – Sarbanes-Oxley Act Section 302 Certification (4)

31.2	Chief Financial Officer – Sarbanes-Oxley Act Section 302 Certification (4)

32.1	Chief Executive Officer – Sarbanes-Oxley Act Section 906 Certification (4)

32.2	Chief Financial Officer – Sarbanes-Oxley Act Section 906 Certification (4)

(1)	Filed with the Registration Statement on Form SB-2, File No 333-108977, on September 19, 2003.

(2)	Filed with the Registration Statement on Form SB-2, File No 333-108977, on November 12, 2003.
(3)	Filed with the Registration Statement on Form SB-2, File No 333-108977, on December 19, 2003.
(4)	Filed herewith.

Reports on Form 8-K

Form 8-K dated February 18, 2004 was filed on February 24, 2004 announcing a non-binding letter of intent with Woodlaken LLC, a Connecticut-based private equity fund, for a proposed investment in our company of up to $1,500,000. The proposed transaction contemplates that Woodlaken and certain other investors would receive one restricted share of a newly designated preferred stock and two common stock purchase warrants for each dollar invested.

Form 8-K dated January 16, 2004 was filed on January 26, 2004 announcing the change in our principal executive offices to 1400 L & R Industrial Boulevard, Tarpon Springs, Florida 34689.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

ADDITIONAL INFORMATION

We are subject to the informational requirements of the Exchange Act and, in accordance with the rules and regulations of the Securities and Exchange Commission; we file reports, proxy statements and other information. You may inspect such reports, proxy statements and other information at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549, at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov or call (800) SEC-0330.

You may find us on the Web at www.solomontechnologies.com. We do not intend to incorporate by reference any information contained on our website into this Form 10-KSB, and you should not consider information contained on our website as part of this Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLOMON TECHNOLOGIES, INC.

By	/s/ DAVID E. TETHER
David E. Tether President, Chief Executive Officer and Chairman

Date: April 14, 2004

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ DAVID E. TETHER David E. Tether	President, Chief Executive Officer and Chairman (principal executive officer)	April 14, 2004

/s/ CHRISTOPHER VALLEAU Christopher Valleau	Chief Financial Officer and VP of Finance (principal financial and accounting officer)	April 14, 2004

/s/ BARRY DEGROOT Barry DeGroot	Director	April 14, 2004

/s/ DAVID LINDAHL David Lindahl	Director	April 14, 2004

INDEX TO FINANCIAL STATEMENTS

SOLOMON TECHNOLOGIES, INC.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Solomon Technologies, Inc.

We have audited the accompanying balance sheet of Solomon Technologies, Inc. as of December 31, 2003, and the related statements of operations, stockholders’ deficiency and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Solomon Technologies, Inc., as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has an accumulated deficit of $9,366,771 as of December 31, 2003 and had net losses and cash used in operations of $3,506,449 and $451,365 respectively, for the year ended December 31, 2003. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Radin Glass & Co., LLP

Certified Public Accountants

New York, New York

March 12, 2004

SOLOMON TECHNOLOGIES, INC.

BALANCE SHEET

December 31, 2003
ASSETS

Current Assets:
Cash	$50,670
Accounts Receivable, net of allowance of $21,815	8,664
Other Current Assets	5,879

Total Current Assets	65,213

PROPERTY AND EQUIPMENT, net	34,013

INTANGIBLE ASSETS, net	634,930

DEPOSITS	2,400

$736,556

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Current Portion of Notes and Loans Payable, net	$830,487
Accounts Payable and Accrued Expenses	568,222
Accrued Payroll and Payroll Taxes	669,510
Customer Deposits	39,494

Total Current Liabilities	2,107,713

Notes and Loans Payable	9,372

Stockholders’ Deficiency:
Preferred stock; $.001 par value, 5,000,000 shares authorized no shares issued and outstanding	—
Common stock; $.001 par value, 25,000,000 shares authorized 4,827,096 shares issued and outstanding	4,828
Additional Paid-in Capital	7,981,414
Accumulated Deficit	(9,366,771)

Total Stockholders’ Deficiency	(1,380,529)

$736,556

See Notes to Financial Statements.

SOLOMON TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002
NET SALES	$421,808	$150,918

COST OF GOODS SOLD	320,663	103,851

	101,145	47,067

OPERATING EXPENSES:
Salaries and benefits	479,242	670,567
Noncash compensation and consulting	1,933,231	37,500
Professional fees	280,788	4,250
Advertising	26,009	23,864
Travel and entertainment	60,721	33,516
Rent	75,064	44,700
Other general and administrative	422,075	281,082

	3,277,130	1,095,479

LOSS FROM OPERATIONS	(3,175,985)	(1,048,412)

OTHER INCOME (EXPENSE)
Interest Expense	(350,663)	(52,692)
Gain of settlement of debt	20,199	—

	(330,464)	(52,692)

NET LOSS	$(3,506,449)	$(1,101,104)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.90)	$(0.42)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -BASIC AND DILUTED	3,908,316	2,595,085

See Notes to Financial Statements.

SOLOMON TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock ($.001 par value)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount
Balance, December 31, 2001	3,018,325	3,018	4,425,557	(4,759,218)	(330,643)

Sale of common stock	69,833	70	145,929	—	145,999
Issuance of common stock for services	12,500	13	37,487	—	37,500
Common stock issued for asset acquisition	75,000	75	149,925	—	150,000
Capital contribution of unpaid salaries	—	—	298,965	—	298,965
Net loss	—	—	—	(1,101,104)	(1,101,104)

Balance, December 31, 2002	3,175,658	3,176	5,057,863	(5,860,322)	(799,283)

Sale of common stock	157,918	158	291,678	—	291,836
Issuance of common stock and warrants for services	688,089	689	1,398,697	—	1,399,386
Common stock issued for debt	285,000	285	569,715	—	570,000
Common stock issued for patent rights	1,000,000	1,000	(1,000)	—	—
Beneficial conversion feature on renegotiated debt	—	—	220,135	—	220,135
Warrants issued with convertible notes	—	—	57,000	—	57,000
Cancelation of shares	(479,569)	(480)	480	—	—
Capital contribution of unpaid salaries	—	—	386,846	—	386,846
Net loss	—	—	—	(3,506,449)	(3,506,449)

Balance, December 31, 2003	4,827,096	4,828	$7,981,414	$(9,366,771)	$(1,380,529)

See Notes to Financial Statements.

SOLOMON TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,506,449)	$(1,101,104)
Adjustments to reconcile net loss to net cash used in operations:
Common stock and warrants issued for services	1,399,386	37,500
Capital contribution of unpaid salaries	386,846	298,965
Amortization and depreciation	148,146	112,509
Amortization of discount on convertible notes	15,200	—
Beneficial interest on convertible notes payable	220,135	—
Bad debts	14,553	16,672

Changes in assets (increase) decrease:
Accounts receivable	(17,755)	(7,427)
Inventory	37,300	5,000
Other current assets	(921)	(4,958)
Deposits	24,433	3,187

Changes in liabilities increase (decrease):
Accounts payable and accrued expenses	327,316	37,779
Accrued payroll and payroll taxes	512,437	344,352
Customer deposits	(11,992)	51,486

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(451,365)	(206,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,043)	(2,216)
Expenditures for intangible assets	(8,716)	(1,866)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(33,759)	(4,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	163,307	75,000
Repayments of notes and loans payable	(12,196)	(18,133)
Proceeds from advances from affiliates	28,687	71,313
Proceeds from the sale of common stock and warrants	291,836	145,999

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	471,634	274,179

NET INCREASE (DECREASE) IN CASH	(13,490)	64,058

CASH - beginning of period	64,160	102

CASH - end of period	$50,670	$64,160

Supplemental Disclosure of Cash Flow Information:

Cash paid during period for:
Interest	$13,744	$7,743

Income Taxes	$—	$—

Noncash investing and financing activities:
Issuance of common stock for intangible assets	$—	$150,000

Conversion of accrued payroll and expenses into common stock	$470,000	$—

Warrants issued to renegotiate payment terms on debt	$57,000	$—

Conversion of related party advances into common stock	$100,000	$—

See Notes to Financial Statements

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

1. ORGANIZATION

Solomon Technologies, Inc. (“STI” or the “Company”) commenced operations on August 22, 1995 and was incorporated in the State of Maryland. STI develops and markets electric propulsion systems for marine applications. Management believes that the Company’s systems will have additional applications in the transportation, industrial and commercial sectors.

In July 2003, the Company effected a merger in order to change its state of incorporation from Maryland to Delaware. In connection with this merger, the Company issued one share of common stock of the Delaware corporation for each two shares of common stock of the Maryland corporation, thereby effecting the equivalent of a 1-for-2 reverse stock split. All shares and amount presented in this report give retroactive affect to this reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

Revenue Recognition – The Company recognizes revenue when product has been shipped from its facility or drop shipped from its manufacturing location.

Revenues from installation or service sales are recognized when the services have been completed.

Inventory - Inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation. At December 31, 2002, substantially all inventory on-hand was finished goods consisting of motors and generators. Smaller parts and supplies are charged to expense when purchased. There was no inventory as of December 31, 2003.

Property and Equipment - Property, plant and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed on the straight-line method over the assets’ estimated lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the assets’ useful lives.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising - Advertising costs are expensed as incurred. For the years ended December 31, 2003 and 2002, advertising expense was $26,009 and $23,864, respectively.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes - Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

Earnings (Loss) Per Share - The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, accounts payable, accrued expenses and note payable approximate fair value based on the short-term maturity of these instruments.

Stock Based Compensation – Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative described in SFAS 123 and SFAS 148 (See New Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Development - Product development costs are charged to expense as incurred. Such costs were minimal during the years ended December 31, 2003 and 2002.

Intangible Assets – Patents and trademarks are stated at cost. The recoverability of the costs of patents and trademarks is re-evaluated each year based upon management’s expectations relating to the life of the technology and current competitive market conditions. As of December 31, 2003 and 2002, the Company has recorded $133,045 and $99,197 in amortization expense, respectively, related to its patents and trademarks. The Company is amortizing these intangible assets over their expected lives.

Impairment of long-lived assets - The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance issued in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. Accordingly, the Company believes that there has been no impairment of its long-lived assets as of December 31, 2003.

Warranties – The Company currently extends a one-year onsite warranty on sales of its marine propulsion products. During the years ended December 31, 2003 and 2002, warranty expenses were minimal. As of December 31, 2003 and 2002 the Company has not accrued any amount associated with its warranties.

Recent Accounting Pronouncements - In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the application of the provisions of SFAS No. 146 to have an impact on its financial position, results of operations or cash flows.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN No. 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN No. 45 as of February 28, 2003. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently analyzing the existing guidance and reviewing any developments with regard to the proposed FASB Staff Positions issued on the implementation of FIN No. 46 which are currently subject to public comment. Therefore, the Company cannot determine whether there will be an impact on its financial position, results of operations, or cash flows at this time.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions in the accompanying financial statements as discussed in Note 12.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2003, the FASB issued SFAS Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

3. ACQUISITIONS

In September 2002, the Company acquired all the assets of Arrowcore Products, LC (“Arrowcore”) a manufacturer of hi-tech masts for the maritime industry, for 75,000 shares of the Company’s common stock. The Company valued the patents and the pending patents of Arrowcore at $150,000 or $2.00 per share. No pro forma information is provided because the operations of Arrowcore during the audit periods presented were minimal.

The patents acquired from Arrowcore have been recorded and are being amortized over their remaining lives.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

4. PROPERTY AND EQUIPMENT

As of December 31, 2003 and 2002, property and equipment consisted of the following:

	Useful Life	December 31, 2003	December 31, 2002
Office furniture and equipment	5-7 Years	$19,290	$18,155
Machinery and equipment	5-7 Years	14,000	14,000
Computer equipment	5-7 Years	18,007	17,124
Software	3-5 Years	4,281	4,281
Boats	7 Years	2,200	2,200
Vehicles	5 Years	37,017	13,995
Leasehold improvements	10 Years	17,893	17,893

		112,688	87,648
Less: Accumulated depreciation		78,675	63,577

		$34,013	$24,071

Depreciation expense was $15,101 and $13,312 for the years ended December 31, 2003 and 2002, respectively.

5. INTANGIBLE ASSETS

The Company owns multiple patents relating to the use of its marine propulsion technologies. As of December 31, 2003 and 2002, intangible assets consisted of the following:

	Remaining Useful Life	December 31, 2003	December 31, 2002
Marine propulsion patents	8-20 Years	$706,294	$697,578
Mast technology rights	3 Years	150,000	150,000
Trademarks	25 Years	107,868	107,868

		964,162	955,446
Less: Accumulated amortization		329,232	196,187

		$634,930	$759,259

Amortization expense was $133,045 and $99,197 for the years ended December 31, 2003 and 2002, respectively.

6. CUSTOMER DEPOSITS

As of December 31, 2003, the Company had deposits on future sales orders of $39,494.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

7. ACCRUED PAYROLL AND PAYROLL TAXES

As of December 31, 2003, the Company had accrued payroll due to seven of its employees and former employees in the amount of approximately $335,000. Additionally, as of December 31, 2003, the Company had accrued and unpaid payroll taxes in the amount of approximately $191,000 and accrued interest and penalties of $144,000 with respect to such taxes. As of September 30, 2003, the Company settled accrued amounts owed employees through the issuance of stock options and shares of the Company’s common stock. Currently, the Company has received no notice of delinquency form the U.S. Internal Revenue Service. However, the Company believes that such notice could severely impact the operations or cause the Company to cease operations.

During both 2003 and 2002, the Company had a number of employees who worked at low or minimal salaries. Generally these employees were shareholders. Management anticipates that as the operations of the Company expand, it will be required to pay competitive salaries, thereby increasing operating costs. The Company estimated the additional costs had these employees been compensated to be $386,846 and $298,965 for the years ended December 31, 2003 and 2002, respectively. These amounts have been recorded as capital contributions.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

8. NOTES AND LOANS PAYABLE

Notes and loans payable are summarized as follows:

December 31, 2003
Short-term non-interest bearing loan from an individual payable upon demand	$5,000
Convertible note payable to an institutional lender bearing interest at 11% per annum secured by the assets of the Company, net of discount (1)	530,690
Non-interest bearing note payable with an individual	49,985
Short-term demand loan bearing interest at 10% per annum	8,000
Non-interest bearing short-term loan from an individual payable upon demand	20,804
Promissory note bearing interest at 5.75% due on May 23, 2003; note is in default and is guaranteed by certain assets of an officer of the Company	63,000
Nonnegotiable 10% convertible promissory notes with individuals (2)	125,000
Nonnegotiable 15% promissory notes with individuals (3)	26,000
Note payable bearing interest at 14.9% due in monthly installments of $268 secured by a vehicle	11,380

839,859
Less: current portion of long-term debt	(830,487)

Long-term notes and loans payable	$9,372

(1) – This note is convertible into shares of the Company’s common stock at $1.50 per share (adjusted for a 1-for-2 reverse stock split). This conversion resulted in a beneficial conversion feature and the Company recorded additional interest expense of $205,000 during the year ended December 31, 2001. This note was renegotiated in September 2003 and was replaced with a convertible note in the amount of $572,490 which includes accrued interest and the professional fees of the lender through the date of the new note, which is due May 31, 2004. This note requires a mandatory payment of $50,000 on December 15, 2003 with the remaining principal balance due upon the maturity date. The lender has the right at anytime to convert into shares of the Company’s common stock at a per share conversion price of approximately $1.46. The Company recognized a beneficial conversion feature on this note of $220,135 which is recorded as additional interest expense. This note is collateralized by all of the assets of the Company.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

8. NOTES AND LOANS PAYABLE (continued)

In December 2003, the Company renegotiated its mandatory payment to the noteholder of $50,000 and it was extended to February 2004. The Company failed to make this payment as well, however, no notice of default has been provided to the Company. The Company issued 50,000 warrants for an extension of the due date and recorded a debt discount of $57,000 or $1.14 per warrant (utilizing the Black-Scholes option pricing model) which will be amortized over the remaining life of the note.

(2) – These notes are due and payable one year from the date of the note. However, the notes are automatically converted into shares of the Company’s common stock on the day the stock first trades on the Over-the-Counter Bulletin Board or other exchange. The number of shares to be issued upon conversion is equal to twice the principal and accrued interest of the notes using a per share price equal to the opening trade price of the common stock. The conversion price currently approximates a contemporaneous sales price so no beneficial conversion feature is present. Additionally, warrants equal to one-fifth the number of shares issued when converted were granted with these notes. The value of these warrants on the date of issuance was immaterial and no discount of the note was recorded. These notes were subsequently converted into 85,866 shares of the Company’s common stock which included all outstanding accrued interest. Additionally, the noteholders received 17,172 warrants to purchase shares of the Company’s common stock exercisable at $3.78 per share.

(3) – These notes are due and payable one year from the date of the note. Additionally, 26,000 warrants to purchase shares of the Company’s common stock were issued along with these notes. Such warrants are exercisable at $4.00 per share. The value of these warrants on the date of issuance was immaterial and no discount of the note was recorded.

Interest on all debt amounted to $350,663 and $52,843 for the years ended December 31, 2003 and 2002, respectively.

9. RELATED PARTY TRANSACTIONS

In June 2003, the Company acquired multiple rights to technology that the Company believes is patentable from its president for 1,000,000 shares of its restricted common stock. The historic cost of this technology (which included patent applications that have not yet been filed) was minimal and has not been reflected on the Company’s financial statements.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

9. RELATED PARTY TRANSACTIONS (continued)

As of December 31, 2003, the Company’s accounts receivable of $8,664 is due from a shareholder and consultant.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$3,204,549	$1,872,098
Less valuation allowance	(3,204,549)	(1,872,098)

Net deferred tax assets	$—	$—

The net change in the valuation allowance during the year ended December 31, 2003 was an increase of $1,332,451.

The reconciliation of the income tax computed at the U.S. federal statutory rate to income tax expense for the period ended December 31, 2003 and 2002:

	December 31,
	2003	2002
Tax benefit at federal statutory rate (34%)	$1,192,193	$272,727
State income tax benefit (4%)	140,258	32,086
Valuation allowance	(1,332,451)	(304,813)

Net income tax benefit	$—	$—

FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance at December 31, 2003 and 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. At December 31, 2003 the Company has available net operating loss carryforwards of approximately $9,012,000, which expire through the year 2023.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

11. STOCKHOLDERS’ DEFICIENCY

During the year ended December 31, 2002, the Company sold 69,833 shares of its common stock for proceeds of $145,999 at prices from $2.00 to $3.00 per share.

During the year ended December 31, 2002, the Company issued 12,500 shares of its common stock to an employee for services rendered. The Company valued these shares at $3.00 per share and recorded noncash compensation expense of $37,500.

In December 2002, the Company issued 75,000 shares of its restricted common stock for an asset acquisition valued at $2.00 per share or $150,000 (see Note 3).

During the year ended December 31, 2003, the Company sold 64,585 shares of its common stock for proceeds of $105,170 at prices from $1.00 to $2.00 per share.

During the year ended December 31, 2003, the Company issued 285,000 shares of its common stock to three consultants for accrued payroll and for unreimbursed business expenses. These shares were valued at $2.00 per share or $570,000.

On June 23, 2003, the Company issued 37,500 shares of its common stock to an employee and a consultant for services rendered. The Company recorded noncash compensation expense of $75,000 related to this issuance. During the fourth quarter 2003, the Company canceled 12,500 of these shares and reversed $25,000 against noncash compensation.

On June 23, 2003, the Company issued 663,089 shares of its common stock to a financial consultant for services rendered. The Company valued these shares at $2.00 per share and recorded noncash compensation expense of $1,326,178. Additionally, this consultant was granted a warrant to purchase 132,618 shares of the Company’s common stock at a price equal to 125% of the average closing price of the Company’s common stock during the first thirty (30) trading days. The warrant is exercisable for five years commencing one year after the date of the grant. The Company recorded additional noncash compensation of $23,208 or $0.18 per share relating to these warrants. The warrants were valued using the Black-Scholes option pricing model.

On June 23, 2003, the Company issued 1,000,000 shares of its common stock to its president for the acquisition of certain rights to technology (see Note 9).

In August 2003, the Company sold 92,500 shares of its restricted common stock for gross proceeds of $185,000, or $2.00 per share.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

11. STOCKHOLDERS’ DEFICIENCY (continued)

Stock option and warrant activity for the years ended December 31, 2003 and 2002 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2001	—	—
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2002	—	—
Granted	468,292	2.80
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2003	468,292	$2.80

The following table summarizes the Company’s stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise price	Number	Weighted average remaining life	Weighted average exercise price	Number	Weighted average exercise price
$ 1.00 – 2.00	292,500	2.98	$1.83	292,500	$1.83
3.00 – 4.00	43,174	3.75	3.91	—	n/a
4.00 – 4.59	132,618	4.50	4.59	—	n/a

	468,292			292,500

During 2003, the Company issued 242,500 shares to certain employees as compensation for services. As a result of the explanation of the income tax effects to the recipient of the issuances of the shares, the Company and the employees agreed that the issuances of theses shares was in error and agreed that they should be cancelled. At the time of the cancellation, stock options included in the above table were issued to such employees. As indicated in the significant accounting policies the Company follows APB 25; accordingly, no compensation has been recorded for such options.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

11. STOCKHOLDERS’ DEFICIENCY (continued)

The following disclosure is for awards of stock based compensation for the years ended December 31, 2003 and 2002:

	Year Ended December 31,
	2003	2002
Net loss, as reported	$(3,506,449)	$(1,101,104)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(62,843)	—

Pro forma net loss	$(3,569,292)	$(1,101,104)

Loss per share:
Basic and diluted – as reported	$(0.90)	$(0.42)

Basic and diluted – pro forma	$(0.92)	$(0.42)

The Company has valued interim stock based compensations awards utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 3.00%, volatility of 0%, an estimated life of three years, and dividend yield of 0%.

12. COMMITMENTS AND CONTININGENCIES

a. Commitments

Operating Leases – On August 1, 2002, the Company entered into a five year lease for office space. The lease commenced on August 1, 2002, and monthly rental payments are approximately $3,000. The monthly rent will increase approximately 3% per annum over the term of the lease.

In August 2003, the Company entered into a two year lease for office space in Tarpon Springs, Florida. Monthly rental payments are approximately $2,400. The monthly rent will increase annually by the consumer price index (CPI) over the term of the lease.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

12. COMMITMENTS AND CONTININGENCIES (continued)

The future minimum lease payments are as follows:

2004	$66,345
2005	$55,376
2006	$39,728
2007	$23,632

Rent expense for the years ended December 31, 2003 and 2002 totaled $75,064 and $44,700, respectively.

b. Contingencies

In March 2004, Ann Poyas, the Company’s former chief operating officer and a former director, her husband, Donald Poyas, the former Vice President of Procurement, and their son, Michael Poyas, a former consultant to the Company, brought a lawsuit against us in the Circuit Court for Charles County, Maryland, alleging that they are owed in the aggregate approximately $1,150,000. The Company believes that it has good and meritorious defenses against the complaint and intends to defend it vigorously. The Company has included an amount for unpaid salaries to these individuals in its accrued expenses.

13. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit of $9,366,771 as of December 31, 2003 and had net losses and cash used in operations of $3,506,449 and $451,365, respectively, for the year ended December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is in the process of implementing its business plan and has begun to generate revenues through the sale of its marine propulsion systems. Additionally, management is actively seeking additional sources of capital, but no assurance can be made that capital will be available on reasonable terms. Management believes the actions it is taking allow the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SOLOMON TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

14. CONCENTRATION OF RISK

Customers:

The Company’s four largest customers accounted for approximately 58% of the sales for the year ended December 31, 2003. One customer accounted for 100% of the Company’s accounts receivable as of December 31, 2003.

Supplier:

Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were unable to continue fulfilling the Company’s orders, it would have a materially adverse effect on the Company’s financial position.

15. SUBSEQUENT EVENTS

In February 2004, the Company issued 35,000 shares of Series A Preferred Stock and warrants to purchase 35,000 shares of common stock to five investors for $140,000. The consideration received was for $134,000 in cash and the surrender by one of the investors of a promissory note in the principal amount of $6,000. Each share of Series A Preferred Stock is entitled to a cumulative dividend of $.00 per share per annum, is convertible into two shares of common stock at any time by the holder, and is entitled to vote with common stockholders as a single class on an as converted basis. The warrants have an exercise price of $4.00 per share and expire January 26, 2009.

In March 2004 the Company issued an individual warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.00 for marketing and consulting services rendered to the Company.