Form 10KSB/A
period 2003-12-31
SOLOMON TECHNOLOGIES INC
filed 2004-04-29
CIK 1240722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A-1

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

As of April 22, 2004, there were 4,925,378 shares of issuer’s common stock outstanding.

EXPLANATORY NOTE:

This Annual Report on Form 10-KSB/A-1 has been filed by the issuer to amend the Annual Report on Form 10-KSB filed by the issuer on April 14, 2004 to include the information required to be disclosed by Items 9-14 of Part III of Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

Our board of directors is divided into three classes, each class serves for a three year term. Class I directors will serve until the first annual meeting of our stockholders. Class II directors will serve until the next annual meeting of stockholders one year after the first annual meeting. Class III directors will serve until the next annual meeting of stockholders two years after the first annual meeting. Our officers are appointed by, and serve at the designation of, the board of directors. The members of our board of directors, and each director’s class, and our executive officers, together with their respective ages and certain biographical information are as set forth below.

NAME	AGE	POSITION	CLASS
David E. Tether	54	Chairman of the Board, Chief Executive Officer and President	Class III
Christopher Valleau	33	Chief Financial Officer and Vice President of Finance
David Lindahl	59	Director	Class II
Barry DeGroot	56	Director	Class II

David E. Tether, Chairman, President and Chief Executive Officer. Mr. Tether founded Solomon Technologies, Inc. in February 1993. He has been our Chairman and Chief Executive Officer since 1993 and our President until December 2003. Mr. Tether has over 33 years experience with several start up and early stage growth companies primarily serving the Naval Air Warfare and Naval Air Test Centers at Patuxent River, Maryland. From 1982 to 1985, he led a team of scientists and engineers in designing and building the world’s first thermonuclear detonation simulator. Beyond classified projects in the electromagnetic emissions field, Mr. Tether has worked on encrypted networks and computer security measures for agencies including the Environmental Protection Agency, the U.S. Army and the American Chemical Society.

Christopher Valleau, Chief Financial Officer and Vice President of Finance. Mr. Valleau joined us as Chief Financial Officer in July 2003. Since February 2004, Mr. Valleau has been an audit manager with Sherb & Co., LLP, a public accounting firm. Prior to joining Sherb & Co., Mr. Valleau was Vice President of CFO Oncall, Inc., an outsource provider of accounting and finance services. Immediately prior to joining our company, Mr. Valleau was Vice President of Finance and Principal Accounting Officer of Championlyte Holdings, Inc., a publicly traded beverage and syrup manufacturer. Prior to that, he was a Senior Staff Accountant for the New York and Florida-based certified public accounting firm, Feldman, Sherb & Co., P.C., for whom he managed the Florida client base. He had joined Feldman Sherb as a staff accountant in 1997. Prior to that, he had been Assistant Controller (1994-1996) and Controller (1996-1997) of Ocean World Lines, Inc. in New York City. Chris is a licensed Certified Public Accountant in New York. He received a Bachelors of Business Administration degree from Pace University (Pleasantville, New York).

David Lindahl, Director. Mr. Lindahl has been a director of our company since 1994 and served as our president and a director from February 1994 through February 1995. Mr. Lindahl served Presidents Reagan and Bush as Assistant Secretary of Energy from January 1986 through March 1991. While at the Department of Energy, he was responsible for developing the nation’s alternative fuels industry and was the chief architect of the Clean Air Act Amendments of 1990. Prior to that, he was the Energy and Environmental Policy Advisor to the U.S. Congress. In 1994, he retired from federal service as a Professional Staff Member of the House Committee on Energy and Commerce. In 1992, he joined the board of Town Creek Industries, Inc., which we acquired in 2001. Since June 2002, he has served as Executive Vice President of Savage Enterprises, Inc., a company engaged in combustion equipment research and development. In 1967, Mr. Lindahl earned his bachelor’s degree in earth sciences from Indiana University and, in 1968, earned his master’s degree from Western Michigan University in physical geography. In 1973, he earned a certificate from Massachusetts Institute of Technology in energy policy.

Barry DeGroot, Director. Mr. DeGroot has served on our board of directors since February 2001. Since 1995, he has been President of Homewood Products Corp., a manufacturer of power and power distribution products and a principal supplier to our company. From 1989 to 1995, he was a general manager of the Electro Mechanical Parts and Products Center of Westinghouse Electric. In 1995, Westinghouse sold Homewood to a management group which included Mr DeGroot. Mr. DeGroot earned his bachelor’s degree in electrical engineering from California Polytech University at San Luis Obispo, California in 1969.

Code of Conduct

We have not adopted a code of conduct. Companies whose equity securities are listed for trading on the Bulletin Board and not on Nasdaq or a national securities exchange are not currently required to do so. We anticipate, however, that we will adapt such a code during 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by the SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent beneficial owners were current, except that Form 3s for each of David Lindahl and Barry DeGroot and a Form 4 for David Tether disclosing the grant of options were filed late.

ITEM	10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2003, 2002 and 2001 by our president and chief executive officer. None of our officers made at least $100,000 during the past fiscal year.

SUMMARY COMPENSATION TABLE

						Long Term Compensation
	Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
David E. Tether	2003	$42,789	0	0		0	115,000	0	0
President and Chief	2002	$38,221	0	0		0	0	0	0
Executive Officer	2001	$59,134	0	$52,500	(1)	0	0	0	0

(1)	Represents 5,000 shares of common stock issued for service on the board valued at $3.00 per share and 12,500 shares of common stock issued in lieu of cash payment for salary valued at $3.00 per share.

Compensation Arrangements

We have not entered into employment contracts with any of our executive officers. We anticipate that we will offer David E. Tether an employment agreement, the terms of which have not been determined.

2003 Stock Option Plan

We adopted our 2003 Stock Option Plan in July 2003. The plan provides for the grant of options intended to qualify as “incentive stock options,” options that are not intended to so qualify or “nonstatutory stock options” and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 750,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of “reload options” described below. As of December 31, 2003, we have granted non-statutory stock options to purchase up to 242,500 shares of common stock at $2.00 per share. These options expire in August 2006. We have not yet granted any stock appreciation rights under the plan.

The plan is presently administered by our board of directors, which selects the eligible persons to whom options shall be granted, determines the number of shares of common stock subject to each option, the exercise price therefor and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan shall be evidenced by a written agreement between us and the optionee.

Options may be granted to our employees (including officers) and directors and certain of our consultants and advisors.

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the board of directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

The board of directors may grant options with a reload feature. Optionees granted a reload feature shall receive, contemporaneously with the payment of the option price in common stock, a right to purchase that number of common shares equal to the sum of the number of shares of common stock used to exercise the option, and, with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of such nonstatutory stock option.

Also, the plan allows the board of directors to award to an optionee for each share of common stock covered by an option, a related alternate stock appreciation right, permitting the optionee to be paid the appreciation on the option in lieu of exercising the option. The amount of payment to which an optionee shall be entitled upon the exercise of each stock appreciation right shall be the amount, if any, by which the fair market value of a share of common stock on the exercise date exceeds the exercise price per share of the option.

Stock Option Grants

The following table sets forth the stock option grants made by us to the named executive officer in the Executive Compensation Table during 2003:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share(1)	Expiration Date
David E. Tether	115,000	47%	2.00	8/1/2006

Aggregated Option/SAR Exercises and Year End Option/SAR Values in Last Fiscal Year

The following table sets forth the aggregate of options exercised in the year ended December 31, 2003 and the value of options held at December 31, 2003 for the named executive officer in the Executive Compensation Table.

Option Exercises/Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/Warrants at Fiscal Year End Exercisable/Un-exercisable	Value of Unexercised In- the- money Options/Warrants At Fiscal Year End Exercisable/Un-exercisable(1)
David E. Tether	0	$0	115,000/0	$115,000/$0

(1)	The dollar value was calculated by determining the difference between the fair market value at December 31, 2003 of the common stock underlying the options and the exercise prices of the options. The imputed value of our common stock as of such date was $3.00. Our common stock did not commence trading on the Over-the-Counter Bulletin Board until February, 2004.

The following table summarizes our equity compensation plans for officers, directors, employees and consultants as of December 31, 2003.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	375,118	$2.18	507,500
Total	375,118	$2.18	507,500

In July 2003, our board of directors adopted our 2003 Stock Option Plan. The terms of the plan are more fully described above under “Executive Compensation — 2003 Stock Option Plan”. In August 2003 we granted options to certain officers, directors and employees to purchase up to 242,500 shares of common stock exercisable at $2.00 per share. The options expire in August 2006.

In May 2003, we entered into an agreement with Cytation Corporation. Under the agreement, Cytation agreed to advise and assist us, among other things, in the process of becoming a public company. As consideration for these services, we paid Cytation $25,000, agreed to pay an additional $25,000 when we became a public company, and issued 663,089 shares of our common stock and a warrant to purchase 132,618 shares of common stock. The warrant is exercisable a price per share equal to 125% of the average closing price of our common stock for the first thirty trading days of our common stock, which for purposes of the foregoing table is assumed to be $2.50. The warrant is exercisable commencing January 7, 2005 and for four years thereafter.

Our Board and Committees of the Board

We have two formal committees

•	the Audit Committee, which consists of Barry DeGroot and David Lindahl, and

•	the Compensation Committee, which consists of Barry DeGroot and David Lindahl.

Mr. DeGroot is not “independent” as such term is defined by the Nasdaq Stock Market. Mr. DeGroot is the president and a principal shareholder of Homewood. We have an agreement with Homewood which provides that Homewood will manufacture the motors for our ST-EPS.

As soon as practicable, our board intends to designate Audit Committee members that will consist of at least two directors, each of whom will be independent and financially literate. We currently do not have a financial expert serving on our Audit Committee. It is our intention that the composition of the audit committee will satisfy the independence requirements of the Nasdaq Stock Market and the SEC, and that we will have at least one financial expert on our Audit Committee.

Furthermore, as soon as practicable, our board intends to designate Compensation Committee members that will consist of at least two directors, each of whom will be independent.

The principal functions of the Audit Committee include appointment of a firm of certified public accountants whose duty it will be to audit our financial statements for the fiscal year in which they are appointed, and to monitor the effectiveness of the audit effort, our internal financial and accounting organization and controls and financial reporting. Our board has not yet adopted a formal audit committee charter for our Audit Committee.

The Compensation Committee is responsible for establishing compensation arrangements for officers and directors, reviewing benefit plans and administering our stock option plan.

The Board of Directors does not have a standing nominating committee. Nominations for election to the Board of Directors may be made by the Board of Directors, or, subject to certain notice requirements, by any stockholder, including a holder of Convertible Preferred Stock, entitled to vote for the election of directors.

Special meetings may be held from time to time to consider matters for which approval of the Board of Directors is desirable or is required by law. Our Board of Directors met twice and acted by written consent twice during 2003. The Audit and Compensation Committees were formed in July 2003 and did not meet during 2003.

Compensation of Directors

We intend to establish a compensation plan for all non-employee directors which we anticipate will include a combination of cash compensation and equity. Employee directors will not receive compensation for their service as directors. We will reimburse each of our directors for reasonable travel expenses incurred in connection with attending all board and board committee meetings. During 2003, we issued to each of our non-employee directors for their service as members of our board an option to purchase 10,000 shares of common stock exercisable at $2.00 per share. These options expire in August 2006.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation eliminates the personal liability of directors to us and our stockholders for monetary damages for breach of fiduciary duty as a director to the fullest extent permitted by Section 102 of the Delaware General Corporation Law, provided that this provision shall not eliminate or limit the liability of a director

•	for any breach of the director’s duty of loyalty to us or our stockholders,

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law,

•	arising under Section 174 of the Delaware General Corporation Law (with respect to unlawful dividend payments and unlawful stock purchases or redemptions), or

•	for any transaction from which the director derived an improper personal benefit.

Additionally, included in our certificate of incorporation and bylaws are provisions to indemnify our directors, officers, employees and agents and to purchase insurance with respect to liability arising out of the performance of their duties as directors, officers, employees and agents as permitted by Section 145 of the Delaware General Corporation Law. The Delaware General Corporation Law provides further that indemnification shall not be deemed exclusive of any other rights to which the directors, officers, employees and agents may be entitled under a company’s bylaws, any agreement, vote of stockholders or otherwise.

The effect of the foregoing is to require us, to the extent permitted by law, to indemnify our directors and executive officers, and permit us to indemnify our employees and consultants, for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Subject to certain very limited exceptions, we may advance expenses, as incurred, in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

We have not obtained directors’ and officers’ liability insurance, although we expect to acquire such insurance during 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of April 22, 2004. The information in this table provides the ownership information for

•	each person known by us to be the beneficial owner of more than 5% of our common stock,

•	each of our directors,

•	each of our executive officers, and

•	our executive officers, directors and director nominees as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner is Solomon Technologies, Inc., 1400 L & R Industrial Boulevard, Tarpon Springs, Florida 34689.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OUTSTANDING*
David E. Tether (1)	1,628,596	32%
Cynthia K. McMullen Tether (2)	1,628,596	32%
Cytation Corporation (3) 251 Thames Street, Bristol, RI 02809	371,924	7%
Pinetree (Barbados), Inc. (4) c/o Ward Patel & Co., The Gables Haggat Hall, St. Michael, Barbados	441,179	8%
Ann Poyas (5) 1102 Marina Drive Tarpon Springs, Florida 34689	285,000	6%
Barry DeGroot (6)	48,334	<1%
David Lindahl (7)	25,000	<1%
Christopher Valleau	0	0
All Executive Officers and Directors as a Group (4 persons) (8)	1,701,930	33%

(1)	Includes 24,234 shares of common stock owned by his wife, Cynthia K. McMullen-Tether and also includes 26,810 shares of common stock issuable upon exercise of options granted to Ms. McMullen-Tether at an exercise price of $1.00 per share which expire in April 2009. Includes 115,000 shares of common stock issuable upon exercise of options at an exercise price of $2.00 per share which expire in August 2006 and 47,807 shares of common stock issuable upon exercise of options at an exercise price of $1.00 per share which expire in April 2009.
(2)	Includes 1,414,745 shares of common stock owned by her husband, David E. Tether. Includes 26,810 shares of common stock issuable upon exercise of options at an exercise price of $1.00 per share which expire in April 2009. Includes 115,000 shares of common stock upon exercise of options granted to Mr. Tether at an exercise price of $2.00 per share which expire in August 2006 and 47,807 shares of common stock issuable upon exercise of options granted to Mr. Tether at an exercise price of $1.00 per share which expire in April 2009.
(3)	Excludes 132,618 shares of common stock issuable upon exercise of the Cytation warrant.
(4)	Represents shares of common stock issuable upon conversion of the Pinetree note and exercise of the Pinetree warrant.
(5)	Includes 105,000 shares of common stock owned by her husband, Donald Poyas, our former Vice President of Procurement.
(6)	Includes 10,000 shares of common stock issuable upon exercise of options at an exercise price of $2.00 per share which expire in August 2006.
(7)	Includes 10,000 shares of common stock issuable upon exercise of options at an exercise price of $2.00 per share which expire in August 2006.
(8)	Includes 135,000 shares of common stock issuable upon exercise of options at an exercise price of $2.00 per share which expire in August 2006 and 74,617 shares of common stock issuable upon exercise of options at an exercise price of $1.00 per share which expire in April 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

Acquisition Agreements

Town Creek Acquisition

In March, 1995, Town Creek Industries granted us an exclusive world-wide license to use the Electric Wheel technology for marine applications. In August, 1997, Town Creek further granted us the right to utilize the Electric Wheel technology in all farming and household appliance applications. In 1997, Town Creek was unable to pay the costs of obtaining the translations and filing for protection of the original patent in Europe and we assumed responsibility for the costs of maintaining all patents on the technology. In July, 1999, superceding the prior agreements, Town Creek granted us an exclusive, worldwide license to use the Electric Wheel technology for all applications. In consideration for the license, we agreed to pay royalties to Town Creek $100 to $200 for each marine motor product and up to a maximum of 30% of our net royalties for any particular sale.

In September 2001, we acquired Town Creek in a reverse triangular merger with TCI Acquisition Corporation, a newly-formed wholly-owned subsidiary, formed for the purpose of acquiring Town Creek. As consideration, we issued 268,700 shares of our common stock to the shareholders of Town Creek. At the time of the acquisition, David E. Tether, our Chairman, President and Chief Executive Officer, one of the original founders of Town Creek, owned approximately 47,000 shares of Town Creek common stock. As a result of the acquisition, we issued Mr. Tether his pro rata portion of our common stock in the Town Creek acquisition and issued him approximately 47,000 shares of common stock.

Arrowcore Acquisition

In September 2002, we issued to Ann Poyas, our former Chief Operating Officer and a former director, and her husband, Donald Poyas, our former Vice President of Procurement, an aggregate of 75,000 shares of common stock for substantially all of the assets of their company, Arrowcore Products, LC. Arrowcore has developed carbon fiber material for, among other uses, marine sails.

Intellectual Property Rights Purchase

On June 19, 2003, we acquired from David E. Tether for 1 million shares of common stock all of his interest in the intellectual property rights he owns that is necessary or desirable for use in our business as currently engaged or as proposed to be engaged. These rights include

•	the actual construction of the motor (such as the number of poles and magnets and the techniques used to construct it), which is the foundation of our STEW and STEM series,

•	the technology in our motors which provides for regenerative feedback, and

•	the techniques used by a digital controller in our ST-EPS that control the motor under various sailing conditions.

Operating Agreements

Cytation Agreement

In May 2003, we entered into an agreement with Cytation Corporation, an unaffiliated third-party consultant. Pursuant to this agreement, Cytation agreed, and has subsequently provided, a range of consulting services principally directed at our transition from a private company to a public company. We elected to utilize the services of Cytation rather than engage in a reverse merger, a transaction that we believe presented significant corporate and regulatory risks and which would likely have required a cash payment in excess of $200,000 as well as substantial loss of equity.

Cytation advised us to engage in a migratory merger into a Delaware corporation and effectuate a one-for-two reverse split, both of which we completed in 2003. In addition, Cytation has assisted us in

•	restructuring our secured debt and settling related litigation,

•	implementing a stock option plan,

•	recruiting senior personnel,

•	reorganizing the composition of the board of directors and board committees,

•	negotiating our contract with our most important electric propulsion systems supplier,

•	negotiating reduction of trade payables, and

•	searching for persons to serve on our board of directors once we are public.

We paid Cytation a $25,000 cash fee when we signed our agreement and have agreed to pay an additional $25,000 when we became a public company. In addition, we issued to Cytation 663,089 restricted shares of our common stock that have been registered with the SEC and granted a common stock purchase warrant. We valued the common stock issued to Cytation at $3.00 per share.

Cytation has effected a pro rata dividend to its stockholders of 291,165 shares of our common stock owned by Cytation. We understand that Cytation has approximately 300 stockholders of record and 600 stockholders whose shares are held in street name. After the distribution, Cytation owns approximately 7% of our common stock.

Since our common stock began trading, Cytation’s services have consisted solely of introductions to our management of potential institutional investors and will not require Cytation to have access to information about us that is not generally available to the public. No officer or director of Cytation has served or will serve as an officer or director of our company.

Homewood Agreement

Homewood Products Corp. has been manufacturing our electric motors since 1996. Barry DeGroot, one of our directors and a member of our board’s Audit and Compensation Committees, is the president of Homewood. In August 2003, we negotiated an agreement with Homewood which provides for Homewood to continue to manufacture our motors. The agreement provides that we will purchase from Homewood not less than 100 electric motors at our most favorable rate offered by Homewood. The agreement continues through December 2004 which renews automatically every year unless either party terminates the agreement on at least three months notice before the end of the year. As long as we meet our annual commitment of purchases, Homewood will not accept purchase orders for electric motors from anyone else for marine applications and that we will not purchase electric motors from any other manufacturer. We also agreed to provide Homewood the opportunity, on a non-exclusive basis, to develop new products within Homewood’s scope of business for marine application opportunities targeted by us. Over the past three years, we have never paid Homewood more than $60,000 in any year.

Equity Issuances

In March 2001, we issued 5,000 shares to each of the members of our board of directors as compensation for their service on our board of directors.

In November 2001, we issued 12,500 shares of common stock to each of David Tether and Cynthia McMullen-Tether as consideration for unpaid salary in the aggregate amount of $75,000.

In January 2003, we issued 105,000 shares of common stock to Ann Poyas, our former Chief Operating Officer and a former director, 80,000 shares to Don Poyas, Ann’s husband and our former Vice President of Procurement, 50,000 shares of common stock to Michael Poyas, Ann and Don’s son who provides us services, as consideration for unpaid compensation and unreimbursed expenses in the aggregate amount of $470,000.

In June 2003, we issued 12,500 shares of our common stock to Cynthia McMullen-Tether. The shares were issued in lieu of accrued salary in the amount of $25,000.

In August 2003, as partial consideration for their past contributions to our company and to encourage their continued service, we issued to certain of our officers, directors and employees an aggregate of 242,500 stock options under of 2003 Stock Option Plan. The options are exercisable at $2.00 per shares and expire in August 2006. These options included an option granted to David E. Tether to purchase 115,000 shares of our common stock.

In April 2004, we settled with various employees to accept a significant reduction in the amount of back-pay owing to them. We reduced the amount by which we are obligated to pay such employees by approximately $180,000. As partial consideration for waiving a portion of such back pay, we granted these employees stock options to purchase our common stock. Among these employees are David Tether and Cynthia McMullen-Tether. Mr. Tether waived $47,807 of unpaid salary and we granted him an option to purchase 47,807 shares of common stock. Ms. McMullen-Tether waived $26,810 of unpaid salary and we granted her an option to purchase 26,810 shares of common stock. The options, which are granted under our 2003 Stock Option Plan, are exercisable at $1.00 per share and terminate on April 14, 2009.

We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. To the extent we may enter into any agreements with related parties in the future, the board of directors has determined that such agreements must be on similar terms.

ITEM 13. EXHIBITS

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Solomon Technologies, Inc., a Maryland corporation and Solomon Technologies, Inc., a Delaware corporation dated June 19, 2003 (1)

2.2	Agreement and Plan of Merger and Reorganization by and between Solomon Technologies, Inc., TCI Acquisition Corporation and Town Creek Industries, Inc., dated September 16, 2001 (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Designation of Rights Privileges and Preferences of Series A Preferred Stock (4)

4.1	Specimen Common Stock Certificate (3)

10.1	Form of Bridge Convertible Note (1)

10.2	Form of Bridge Warrant (1)

10.3	Consulting Agreement by and between Solomon Technologies, Inc. and Cytation Corporation (1)

10.4	Form of Common Stock Purchase Warrant issued to Cytation Corporation (1)

10.5	2003 Stock Option Plan (1)

10.6	Agreement by and between Homewood Products Corporation and Solomon Technologies, Inc. dated August 25, 2003 (1)

10.7	Convertible Promissory Note issued to Pinetree (Barbados), Inc. dated July 31, 2003 (1)

10.8	Memorandum of Understanding by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc., et al, dated July 31, 2003 (1)

10.9	General Release by and between Pinetree Capital Corp. and Solomon Technologies, Inc., et al, dated July 31, 2003 (1)

10.10	Convertible Note Security Agreement by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc. dated July 31, 2003 (1)

10.11	Security Agreement by and between Pinetree (Barbados), Inc. and Town Creek Industries, Inc. dated July 31, 2003 (1)

10.12	Non-Disclosure Agreement by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc. dated July 31, 2003 (1)

10.13	Non-Disclosure Agreement by and between Pinetree (Barbados), Inc. and Town Creek Industries, Inc. dated July 31, 2003 (1)

10.14	Lease Agreement dated August 26, 2003 by and between Mary Lynne Hawkins and Solomon Technologies, Inc. (2)

10.15	Lease Agreement dated August 1, 2002 by and between D&M Rental Company and Solomon Technologies, Inc. (3)

10.16	Form of Lock-Up Agreement. (4)

10.17	Agreement by and among Solomon Technologies, Inc., Town Creek Industries, Inc. and Pinetree (Barbados), Inc. dated December 12, 2003. (3)

10.18	Common Stock Purchase Warrant issued to Pinetree (Barbados), Inc. dated December 12, 2003. (3)

10.19	Registration Rights Agreement by and between Solomon Technologies, Inc. and Pinetree (Barbados), Inc. dated December 12, 2003. (3)

10.20	Form of Common Stock Purchase Warrant issued to Series A Preferred Stockholders. (4)

10.21	Form of Registration Rights Agreement with Series A Preferred Stockholders. (4)

31.1	Section 302 Certification – Chief Executive Officer (5)

31.2	Section 302 Certification – Chief Financial Officer (5)

32.1	Section 906 Certification – Chief Executive Officer (5)

32.2	Section 906 Certification – Chief Financial Officer (5)

(1)	Filed with the Registration Statement on Form SB-2, File No 333-108977, on September 19, 2003.
(2)	Filed with the Registration Statement on Form SB-2, File No 333-108977, on November 12, 2003.
(3)	Filed with the Registration Statement on Form SB-2, File No 333-108977, on December 19, 2003.
(4)	Filed with the Annual Report on Form 10-KSB on April 14, 2004.
(5)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

We paid the following fees to our independent auditor during 2003. We did not pay any fees to our independent auditor in 2002.

Year Ending	Audit Fees(1)	Audit- Related Fees	Tax Fees	All Other Fees
2003	$46,000	$0	$0	$0

(1)	Audit Fees consist of fees for professional services rendered by Radin Glass & Co., LLP for the audit of the Company’s annual financial statements and a review of the interim financial statements included in the Form SB-2 registration statement filed during 2003 and effective in January 2004

Audit Committee’s Pre-approval Policy and Procedures

The Audit Committee of the Board of Directors has not yet adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of the Company’s independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLOMON TECHNOLOGIES, INC.

By	/s/ DAVID E. TETHER
David E. Tether President, Chief Executive Officer and Chairman

Date: April 27, 2004

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ DAVID E. TETHER	President, Chief Executive Officer and Chairman	April 27, 2004
David E. Tether	(principal executive officer)

/s/ CHRISTOPHER VALLEAU	Chief Financial Officer and VP of Finance	April 27, 2004
Christopher Valleau	(principal financial and accounting officer)

/s/ BARRY DEGROOT	Director	April 27, 2004
Barry DeGroot

/s/ DAVID LINDAHL	Director	April 27, 2004
David Lindahl