Form 10QSB
period 2004-03-31
SOLOMON TECHNOLOGIES INC
filed 2004-05-24
CIK 1240722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2004

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

000-50532

(Commission File No.)

Solomon Technologies, Inc.

(Name of Small Business Issuer in Its Charter)

Delaware	52-1812208
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1400 L&R Industrial Blvd. Tarpon Springs, Florida	34689
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, including area code: (727) 934-8778

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

As of May 19, 2004, there were 4,925,378 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐  No  ☒

I N D E X

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

Forward Looking Statements

In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Quarterly Report, the words “believe,” “may,” “should,” “expect,” “anticipate,” “plan”, “continue,” “estimate,” “project” or “intend” and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this Quarterly Report, depending on a variety of important factors that include, but are not limited to, those discussed in filings that we make with the Securities and Exchange Commission and elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

ITEM 1.	FINANCIAL INFORMATION

SOLOMON TECHNOLOGIES, INC.

BALANCE SHEET

MARCH 31, 2004

(UNAUDITED)

ASSETS

Current Assets:
Cash	$29,421
Accounts Receivable, net of allowance of $20,085	14,208
Other Current Assets	5,879

Total Current Assets	49,508

PROPERTY AND EQUIPMENT, net	29,906

INTANGIBLE ASSETS, net	601,522
DEPOSITS	2,400

$683,336

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liablities:
Current Portion of Notes and Loans Payable, net	$723,162
Accounts Payable and Accrued Expenses	545,296
Accrued Payroll and Payroll Taxes	763,484
Customer Deposits	35,713

Total Current Liabilities	2,067,655

Notes and Loans Payable	8,818

Stockholders’ Deficiency:
Preferred stock; $.001 par value, 5,000,000 shares authorized no shares issued and outstanding	—
Series A convertible preferred stock; $.001 par value, 1,625,000 shares authorized, 35,000 shares issued and outstanding (liquidation value $140,000)	35
Common stock; $.001 par value, 25,000,000 shares authorized 4,912,856 shares issued and outstanding	4,914
Additional Paid-in Capital	8,433,437
Accumulated Deficit	(9,831,523)

Total Stockholders’ Deficiency	(1,393,137)

$683,336

See Notes to Financial Statements.

SOLOMON TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003

NET SALES	$56,068	$57,136

COST OF GOODS SOLD	27,375	39,941

	28,693	17,195

OPERATING EXPENSES:
Salaries and benefits	126,309	22,666
Noncash compensation and consulting	42,000	90,000
Professional fees	40,380	12,624
Advertising	27,488	2,651
Travel and entertainment	11,838	4,224
Rent	16,136	12,300
Other general and administrative	65,251	152,677

	329,402	297,142

LOSS FROM OPERATIONS	(300,709)	(279,947)

OTHER INCOME (EXPENSE)
Interest Expense	(164,043)	(4,064)

	(164,043)	(4,064)

NET LOSS	(464,752)	(284,011)

PREFERRED STOCK DIVIDEND	1,400	—

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(466,152)	(284,011)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.10)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	4,870,928	2,877,532

See Notes to Financial Statements.

SOLOMON TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(464,752)	$(284,011)
Adjustments to reconcile net loss to net cash used in operations:
Common stock and warrants issued for services	42,000	—
Amortization and depreciation	37,515	36,293
Amortization of discount on convertible notes	25,080	—
Interest recorded in connection with conversion of debt	135,315	—

Changes in assets (increase) decrease:
Accounts receivable	(5,544)	(3,040)
Inventory	—	2,647
Deposits	—	3,561

Changes in liabilities increase (decrease):
Accounts payable and accrued expenses	(13,097)	82,167
Accrued payroll and payroll taxes	93,974	(2,550)
Customer deposits	(3,781)	(29,379)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(153,290)	(194,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series A convertible preferred stock	134,000	—
Repayments of notes and loans payable	(1,959)	(3,282)
Proceeds from advances from affiliates	—	(71,343)
Proceeds from the sale of common stock and warrants	—	230,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	132,041	155,375

NET INCREASE (DECREASE) IN CASH	(21,249)	(38,937)

CASH – beginning of period	50,670	64,160

CASH – end of period	$29,421	$25,223

Supplemental Disclosure of Cash Flow Information:

Cash paid during period for:
Interest	$—	$—

Income Taxes	$—	$—

Noncash investing and financing activities:
Conversion of bridge financing and accrued interest into common stock	$134,829	$—

Conversion of debt into Series A Preferred	$6,000	$—

See Notes to Financial Statements

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2003 contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

NOTE 2 - ACCRUED PAYROLL AND PAYROLL TAXES

As of March 31, 2004, the Company had accrued payroll due to seven of its employees and former employees in the amount of approximately $417,000. Additionally, as of March 31, 2004, the Company had accrued and unpaid payroll taxes in the amount of approximately $191,000 and accrued interest and penalties of $156,000 with respect to such taxes. In April 2004, the Company settled with various employees to accept a significant reduction in the amount of back-pay owing to them. The Company reduced the amount it is obligated to pay such employees by approximately $361,000. As partial consideration for waiving a portion of such back pay, the Company granted these employees stock options to purchase an aggregate of 305,335 shares of its common stock. The options, which are granted under our 2003 Stock Incentive Plan, are exercisable at $1.00 - $2.00 per share and terminate on April 14, 2009. Additional compensation of approximately $962,000 will be recorded in connection with this transaction.

NOTE 3 - NOTES AND LOANS PAYABLE

In February 2004, noteholders totaling $125,000 converted such debt along with all accrued interest through the date of conversion into 85,760 shares of the Company’s common stock. Such conversion was effectuated on the price of the Company’s first trade or $3.15; interest expense relating to the beneficial conversion feature on this note was $135,315.

NOTE 4 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock:

In February 2004, the Company issued 35,000 shares of Series A Preferred Stock and warrants to purchase 35,000 shares of common stock to five investors for $140,000. The consideration received was for $134,000 in cash and the surrender by one of the investors of our promissory note in the principal amount of $6,000. Each share of Series A Preferred Stock is entitled to a cumulative dividend of $0.32 per share per annum, is convertible into two shares of common stock at any time by the holder, and is entitled to vote with common stockholders as a single class on an as converted basis. The warrants have an exercise price of $4.00 per share and expire January 26, 2009. The placement agent of these securities was entitled to a placement fee of $11,900 which was netted against the proceeds.

Common Stock:

In February 2004, the Company issued 85,760 shares of its common stock related to the conversion of certain notes payable (see Note 3).

Stock Options and Warrants:

In connection with the sale of Series A Convertible Preferred Stock the Company issued 35,000 warrants to purchase shares of its common stock (see Preferred Stock).

On February 16, 2004, the Company issued an individual a warrant to purchase 150,000 shares of its common stock. The individual waived his exclusives North American sales rights. The warrant is exercisable at $2.00 and expires on February 15, 2009. The Company valued these warrants utilizing the Black-Scholes pricing model at $0.28 per option and recorded noncash compensation expense of $42,000.

Stock option and warrant activity for the three months ended March 31, 2004 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2003	468,292	$2.80
Granted	185,000	2.38
Exercised	—	—
Expired	—	—

Outstanding at March 31, 2004	653,292	$2.68

The following table summarizes the Company’s stock options outstanding at March 31, 2004:

	Options outstanding			Options exercisable
Range of exercise price	Number	Weighted average remaining life	Weighted average exercise price	Number	Weighted average exercise price
$1.00 – 2.00	442,500	3.61	$1.89	442,500	$1.89
3.00 – 4.00	43,174	4.24	3.95	—	n/a
4.00 – 4.59	167,618	4.50	4.59	35,000	4.00

	653,292			477,500

The following disclosure is for awards of stock based compensation for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(464,752)	$(284,011)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	—	—
Pro forma net loss	$(464,752)	$(284,011)
Loss per share:
Basic and diluted – as reported	$(0.10)	$(0.10)
Basic and diluted – pro forma	$(0.10)	$(0.10)

The Company has valued interim stock based compensations awards utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 3.00%, volatility of 0%, an estimated life of three years, and dividend yield of 0%.

NOTE 5 - CONTINGENCIES

In March 2004, Ann Poyas, the Company’s former chief operating officer and a former director, her husband, Donald Poyas, the Company’s former Vice President of Procurement, and their son, Michael Poyas, a former consultant to the Company, brought a lawsuit in the Circuit Court for Charles County, Maryland, alleging that they are owed in the aggregate approximately $1,150,000. The Company believes that it has good and meritorious defenses against the complaint and intends to defend it vigorously.

In May 2004, Donald James, the Company’s former president, has submitted a claim alleging that he is owed unpaid wages. The Company believes that it has good and meritorious defenses against the complaint and intends to defend it vigorously.

NOTE 6 - CONCENTRATION OF RISK

Customers:

The Company’s three largest customers accounted for approximately 92.5% of the sales for the three months ended March 31, 2004. Three customers accounted for approximately 92% of the Company’s accounts receivable as of March 31, 2004.

Supplier:

Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were unable to continue fulfilling the Company’s orders, it would have a materially adverse effect on the Company’s financial position.

NOTE 7 - SUBSEQUENT EVENTS

On May 13, 2004, the Company completed a private placement of 1,745,000 shares of Series A Preferred Stock and 3,490,000 warrants, each warrant entitling the holder to purchase one share of the Company’s common stock, par value $0.001 per share. The Company received gross proceeds from the offering, before deducting any placement agent fees or costs, of $1,745,000. The offering was placed by First Dunbar Securities Corporation of Boston, Massachusetts on a “best efforts” basis. The Company paid First Dunbar placement fees of $148,325, which is 8.5% of the gross proceeds of the offering, plus out-of-pocket expenses. The Company also granted First Dunbar a ten year warrant to purchase 250,000 shares of our common stock at $0.33 per share. The warrant is valued at $0.95 based on Black-Scholes calculations, accordingly approximately $239,000 will be netted against the proceeds of this placement. Additionally, the Company recorded a beneficial conversion feature related to this placement in the amount of $1,745,000, this amount was recorded as dividend.

Series A Preferred Stock is entitled to receive, if, when and as declared by the Company’s board of directors and before any cash is paid as a common stock dividend, cumulative dividends at the rate of $0.08 per share, compounded quarterly. Series A Preferred shareholders are entitled (i) to elect three our of five of the Company’s directors and (ii) to vote as a single class with all common shareholders at a rate equal to the conversion rate of Series A Preferred Stock. (iii) in the event of any liquidation, the holders of the Series A Preferred Stock will be entitled to receive in preference to the holders of common stock an amount equal to $1.00 per share multiplied by four until April 29, 2005, five until April 29, 2006, and six until April 29, 2007 and any year thereafter, plus any accrued but unpaid dividends. (iv) Series A Preferred Stock are redeemable, in whole or in part, at the option of the holders on or after April 29, 2007. The redemption value will be the $6.00 per share plus accrued or accumulated and unpaid dividends. (v) The number shares of common stock into which the Series A Preferred Stock is convertible are subject to adjustment to prevent dilution in the event of:

•	a stock split, stock dividend or recapitalization (e.g., restructuring of debt into equity), or

•	issuance of additional shares of common stock (or other security of instrument convertible into common stock) at a per share purchase price that is less than the per share price at which the Series A Preferred Stock may be converted into common stock, after giving effect to any earlier adjustments. Adjustment of the number of shares is on a standard, weighted-average, anti-dilution basis.

Along with the closing of the private placement on May 13, 2004, Pinetree (Barbados) agreed to convert its outstanding note in the principal amount of $572,490 and all accrued interest into 621,474 shares of Series A Preferred Stock and 621,474 warrants. Relating to the conversion rights of Series A Preferred Stock the Company recorded a beneficial conversion feature in the amount of $621,474 which was recorded as a dividend.

The holders of Series A preferred stock in February 2004 unanimously consented to the amendment to the existing Series A Preferred Stock designation and, in return, exchanged their investment in the February 2004 private placement for an aggregate of 140,000 shares of Series A Preferred Stock and 280,000 warrants. The Company recorded a beneficial conversion feature of $140,000 relating to conversion features associated with Series A Preferred Stock. The beneficial conversion feature was recorded as a dividend.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended March 31, 2004 and 2003 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

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

In May, 2004, as more fully described in Part II, Item 4, we completed a private placement raising gross proceeds from the offering, before deducting any placement agent fees or costs, of $1,745,000.

Results of Operations

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.

	Quarter Ended
	March 31, 2004	March 31, 2003
Net Sales	100%	100%
Cost of Sales	49%	70%
Gross Profit	225%	30%
Salaries and Benefits Expense	362%	40%
General and Administrative Expense	378%	480%
Total Operating Expense	587%	520%
Loss from Operations	(536)%	(490)%
Other Income (Expense)	(293)%	(7)%
Loss before income taxes	(829)%	(497)%
Taxes	0%	0%
Net Loss	(829)%	(497)%

For the three months ended March 31, 2004 we generated revenues of $56,068 as compared to $57,136 for the comparable period ended in 2003. Cost of goods sold for the three months ended March 31, 2004 was $27,375 generating a gross profit of $28,693, or 51% of revenues. Cost of goods sold for the three months ended March 31, 2003 was $39,941 generating a gross profit of $17,195, or 30% of revenues. The increase in our margin is due to our inability to achieve cost stabilizations and efficiencies with our primary manufacturer and other suppliers. We believe we will begin consistently improving our margins and, with an increase in sales, achieve economies of scale during the remainder of 2004 which is possible due to the completion of a private placement of $1,745,000 in May 2004.

Salaries and benefits for the three months ended March 31, 2003 were $22,666 compared to $126,309 for the three months ended March 31, 2004 an increase of $103,643, or 457%. This increase was due to our employees accruing unpaid wages in the first quarter of 2004.

Non-cash compensation for the three months ended March 31, 2004 was $42,000 as compared to $90,000 for the three months ended March 31, 2003, a decrease of $48,000. Non-cash compensation consists of common stock issued to consultants and employees for services rendered. During 2003 the increase in non-cash compensation was due to an increase in the number of shares issued primarily for financial consulting services.

Professional fees for the three months ended March 31, 2003 were $12,624 as compared to $40,380 for the three months ended March 31, 2004, an increase of $27,756. This increase is due to the additional costs of being in the public market place as well as the costs of legal fees associated with raising capital.

Advertising expense for the three months ended March 31, 2003 was $2,651. Advertising expense for the three months ended March 31, 2004 was $27,488. The increase in advertising expense was due to our focus on our business plan and the further execution of our marketing plan.

Travel and entertainment costs for the three months ended March 31, 2003 were $4,224 as compared to $11,838 for the three months ended March 31, 2004, an increase of $7,614 or 180%. The increase in travel and entertainment is attributable to our marketing activities related to our products as well as expenses associated with our efforts to raise capital.

Rent for the three months ended March 31, 2003 was $12,300. Rent for the three months ended March 31, 2004 was $16,136. The increase was due to our moving our business to Tarpon Springs, Florida and continuing rental payments on office space in Benedict, Maryland.

Other general and administrative costs for the three months ended March 31, 2003 were $152,677 and consisted primarily of insurance, office supplies, printing and office equipment. Other general and administrative costs for the three months ended March 31, 2004 were $65,251, a decrease of $87,426. The decrease was due to our limiting our spending due to our limited cash flow. These costs primarily consist of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing.

Interest expense incurred for the three months ended March 31, 2003 was $4,064. We incurred interest expense of $164,043 for the three months ended March 31, 2004 relating to our various financings. The increase of $159,979 in interest expense is primarily due to recognizing additional interest related to the conversion of $125,000 in notes in shares of the Company’s common stock based on a first trade price of $3.15.

We reported a net loss for the three months ended March 31, 2003 of $284,011. Our net loss for the three months ended March 31, 2004 was $464,752.

Our overall per-share loss for the three months ended March 31, 2003 was $0.10 per share. Our overall per-share loss for the three months ended March 31, 2004 was $0.10.

Liquidity and Capital Resources

Our available cash balance at March 31, 2004 was approximately $29,000, and is approximately $800,000 at May 13, 2004. From January 1, 2001 through March 31, 2004, we raised an aggregate of approximately $712,000 in capital through the sale of shares pursuant to a private placement made in accordance with Rule 506 under the Securities Act of 1933. In addition, we have received proceeds from advances from affiliates and notes and loans payable of approximately $788,000 during that same period that have funded our operations.

During the three months ended March 31, 2004, we used net cash of approximately $153,000 for operations. This consisted of a net loss of $464,752 offset by net increases in our operating assets of $5,544, non-cash compensation from the issuance of common stock and warrants for services of $42,000, depreciation and amortization expense of $37,515, amortization of a debt discount of $25,080, additional interest on conversion of notes payable of $135,315, and increases in our liabilities consisting of accounts payable and accrued expenses, accrued payroll and payroll taxes and customer deposits of $77,096. Additionally, we had net cash flows from financing activities of $132,041 which consisted of $134,000 from the sale of our Series A Convertible Preferred Stock less repayments of notes and loans payable of $1,959.

There are presently no plans to purchase a new facility or significant new equipment.

In May 2004, we closed on $1,745,000 through the sale of Series A Preferred Stock and warrants. Additionally, a noteholder (Pinetree) converted its outstanding debt of $572,490 and all accrued interest into Series A Preferred Stock. We believe these transactions will enable us to execute our short-term business strategies and bring us to a situation where we are generating cash flows from operations.

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

ITEM 3.	Controls and Procedures

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

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

In May 2004, Donald James, our former president, has submitted a claim alleging that he is owed for unpaid wages. We believe that we have good and meritorious defenses against the complaint and intend to defend it vigorously.

Except as set forth above, we do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 2.	Changes in Securities

Recent Sales of Unregistered Securities

Securities Issuances

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

Grants under our 2003 Stock Option Plan

In April 2004, we settled with various employees to accept a significant reduction in the amount of back-pay owing to them. We reduced the amount by which we are obligated to pay such employees by approximately $361,000. As partial consideration for waiving a portion of such back pay, we granted these employees stock options to purchase an aggregate of 305,335 shares of our common stock. The options, which are granted under our 2003 Stock Option Plan, are exercisable at $1.00-$2.00 per share and terminate on April 14, 2009. Additional compensation of approximately $962,000 will be recorded in connection with this transaction.

Repurchase of Securities

We did not repurchase any of our common shares during the first quarter of 2004.

Modification of Securities

Series A Preferred Stock — Overview

On May 13, 2004, we completed a private placement of 1,745,000 shares of Series A Preferred Stock and 3,490,000 warrants, each warrant entitling the holder to purchase one share of our common stock, par value $0.001 per share. We received gross proceeds from the offering, before deducting any placement agent fees or costs, of $1,745,000. Additionally, the Company recorded a beneficial conversion feature related to this placement in the amount of $1,745,000 this amount was recorded as dividend.

The offering was placed by First Dunbar Securities Corporation of Boston, Massachusetts on a “best efforts” basis. We paid First Dunbar placement fees of $148,325, which is 8.5% of the gross proceeds of the offering, plus out-of-pocket expenses. We also granted First Dunbar a ten year warrant to purchase 250,000 shares of our common stock at $0.33 per share.

As more fully described below, the holders of Series A Preferred Stock have the right to elect three out of five members of our board of directors and the right to vote along with holders of common stock on an as converted basis.

In connection with the May 2004 private placement and related transactions, including the exchange transaction with Pinetree, we issued an aggregate of 2,506,474 shares of Series A Preferred Stock and warrants to purchase an aggregate of 4,391,474 shares of common stock exercisable at $1.00 per share and warrants to purchase 250,000 shares of common stock exercisable at $0.33 per share. Relating to the conversion rights of Series A Preferred Stock we recorded a beneficial conversion feature in the amount of $621,474 which was recorded as a dividend.

Woodlaken LLC

Woodlaken LLC, a Connecticut limited liability company, serves as the representative of the holders of the Series A Preferred Stock. Each holder of Series A Preferred Stock gave Woodlaken an irrevocable proxy to vote his or her shares of Series A Preferred Stock for directors and other matters to which the Series A Preferred Stock is entitled a vote. This means that Woodlaken will be able to elect a majority of our board of directors and exercise significant influence over all matters requiring stockholder approval, including the approval of significant corporate transactions.

Woodlaken purchased in the private placement, and now directly owns, 150,000 shares of Series A Preferred Stock and warrants to purchase 300,000 shares of common stock, for an aggregate purchase price of $150,000. Woodlaken, by virtue of the proxies granted by the other holders of the Series A Preferred Stock, has voting rights over all of the outstanding Series A Preferred Stock and, therefore, the ability to determine the majority of our board of directors, and is the beneficial owner of 36% of our common stock.

The managing members of Woodlaken are Gary M. Laskowski and Jonathan D. Betts, who hold voting and dispositive power for the securities held by Woodlaken.

Terms of Private Placement

The following is a summary of the terms of the Series A Preferred Stock, warrants and other terms of the private placement.

Series A Preferred Stock

•	Dividend. The holders of the Series A Preferred Stock will be entitled to receive, if, when and as declared by our board of directors and before any cash is paid out or set aside for any common stock, dividends at the annual rate of $0.08 per share, compounded quarterly, subject to adjustment for stock splits and similar transactions. The dividends will be accruing and cumulative and will be payable upon the earlier to occur of redemption or “liquidation”, as defined below, if not paid earlier. The holders of the Series A Preferred Stock will be entitled to participate in any dividends paid to our common stockholders on an as converted basis.

•	Voting. The holders of Series A Preferred Stock are entitled to vote, together with the holders of common stock, as a single class on the following basis:

•	The holders of Series A Preferred Stock will have the number of votes per share as is equal to the number of shares of common stock into which each share of Series A Preferred Stock is convertible. Common stockholders have one vote per share.

•	Additionally, we will not, without the affirmative vote of 75% of the Series A Preferred Stock:

•	amend our certificate of incorporation or by-laws;

•	re-classify any common stock or establish any other class or classes of stock of equal or superior priority to that of the Series A Preferred Stock;

•	create or authorize any additional shares of Series A Preferred Stock;

•	effect any sale, liquidation, winding up, or merger;

•	sell any assets not in the ordinary course of business or pursuant to any transaction in which control is transferred;

•	declare or pay any dividend on the common stock or repurchase or redeem any of our capital stock;

•	engage in any action which would adversely affect the holders of the Series A Preferred Stock;

•	incur any indebtedness other than trade debt in the ordinary course of business; or

•	purchase the securities of another company.

•	Board. Our board of directors will consist of five members. Holders of Series A Preferred Stock will be entitled to designate three directors. Holders of common stock will be entitled to designate the other two directors.

•	Liquidation. In the event of any liquidation, the holders of the Series A Preferred Stock will be entitled to receive in preference to the holders of common stock an amount equal to $1.00 per share multiplied by four until April 29, 2005, five until April 29, 2006, and six until April 29, 2007 and any year thereafter, plus any accrued but unpaid dividends. After the payment of the liquidation preference to the holders of the Series A Preferred Stock, the remaining assets will be distributed ratably to the holders of the common stock and the Series A Preferred Stock on an as converted basis. A merger, consolidation, sale of assets, sale of any business unit, division or subsidiary, or a transaction in which voting control of our company is transferred will be treated as a liquidation.

•	Conversion. Each share of the Series A Preferred Stock may be redeemed and converted at any time, at our option, initially into one share of common stock but only after payment of the liquidation preference. Each share of the Series A Preferred Stock may be converted at any time, at the option of the holder, initially into one share of common stock. The conversion price will be subject to appropriate adjustment in the event of stock splits, stock dividends, recapitalizations and similar transactions.

•	Redemption. Shares of Series A Preferred Stock are redeemable, in whole or in part, at the option of the holders on or after April 29, 2007. The redemption value will be the $6.00 per share plus accrued or accumulated and unpaid dividends.

•	Preemptive Rights. Holders of Series A Preferred Stock have a preemptive right to purchase their pro rata share, based on the number of shares then outstanding, of new securities that we may from time to time propose to sell or issue, except shares proposed to be issued pursuant to an underwritten public offering of our common stock.

•	Anti-Dilution Protection. The number shares of common stock into which the Series A Preferred Stock is convertible are subject to adjustment to prevent dilution in the event of

•	a stock split, stock dividend or recapitalization (e.g., restructuring of debt into equity), or

•	issuance of additional shares of common stock (or other security of instrument convertible into common stock) at a per share purchase price that is less than the per share price at which the Series A Preferred Stock may be converted into common stock, after giving effect to any earlier adjustments. Adjustment of the number of shares is on a standard, weighted-average, anti-dilution basis.

Warrants

We issued to investors one warrant for each share of Series A Preferred Stock purchased. Each warrant entitles the holder to purchase one share of common stock at $1.00 per share and has a ten year term. The warrants have similar anti-dilution protection as the Series A Preferred Stock.

Registration Rights

The offer and sale of the common stock underlying the Series A Preferred Stock and warrants will be registered at no expense to the holders on or before January 6, 2005.

Other Rights

The holders of the Series A Preferred Stock have rights of first refusal and rights of co-sale with respect to the shares of common stock proposed to be sold by David E. Tether, our chairman of the board and chief executive officer.

Use of Proceeds

We intend to use the gross proceeds form the private placement to purchase inventory, for sales and marketing, to repay trade debt and accrued expenses and for working capital.

Exchange of Existing Preferred Stock

In February 2004, we issued 35,000 shares of preferred stock and warrants to purchase 35,000 shares of common stock to five investors for $140,000. The holders of the preferred stock unanimously consented to the amendment to the existing Series A Preferred Stock designation and, in return, exchanged their investment in the February 2004 private placement for an aggregate of 140,000 shares of Series A Preferred Stock and 280,000 warrants. The Company recorded a beneficial conversion feature of $140,000 relating to conversion features associated with Series A Preferred Stock. The beneficial conversion feature was recorded as a dividend.

Amendment of Bylaws to Eliminate Classified Board

As part of the private placement, our Board of Directors amended our bylaws to eliminate the classified structure of our Board. As a result, all of the members of our Board of Directors will be required to stand for re-election at our 2004 Annual Meeting of Stockholders and thereafter.

ITEM 3.	Defaults Upon Senior Securities

As of March 31, 2004, we owed to Pinetree (Barbados), Inc. approximately $617,000. We were in default on this note as a result of our failure to pay a mandatory prepayment of $50,000, however, Pinetree had not declared the note in default. Simultaneous with the closing of our May 2004 private placement, Pinetree exchanged all of the outstanding principal and accrued interest on the note, in the aggregate amount of $621,474, for 621,474 shares of Series A Preferred Stock and warrants to purchase 621,474 shares of common stock at $1.00 per share.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Events

(a)	None.

(b)	We do not currently have a nominating committee. Our Board of Directors may consider candidates recommended by our stockholders as well as from other sources such as directors and officers, third party search firms or other appropriate sources. For all potential candidates, our Board may consider all factors it deems relevant, such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of our industry, conflicts of interest, the extent to which the candidate would fill a present need on the Board, and concern for the long-term interests of our shareholders. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources.

If a stockholder wishes simply to propose a candidate for consideration as a nominee by the Board of Directors, it should submit any pertinent information regarding the candidate to the attention of Secretary, Solomon Technologies, Inc., 1400 L&R Industrial Blvd., Tarpon Springs, Florida 34689.

If a stockholder wishes to nominate a candidate to be considered for election as a director at an annual meeting of stockholders using the procedures set forth in our Bylaws, it must follow the procedures described in Section 3.2(d) of our Bylaws.

Section 3.2(d) of our Bylaws states that nominations of persons for election to our Board of Directors may be made at a meeting of stockholders by any of our stockholders entitled to vote in the election of Directors at the meeting who complies with the following notice procedures:

Such nominations shall be made pursuant to timely notice in writing to our secretary. To be timely, a stockholder’s notice must be delivered to or mailed and received by our secretary not later than the close of business on the 120th day prior to the first anniversary of the date of the proxy statement delivered to stockholders in connection with the preceding year’s annual meeting; provided, however, that if either:

•	the date of the annual meeting is advanced more than 30 days or delayed (other than as a result of adjournment) more than 60 days from such an anniversary date, or

•	no proxy statement was delivered to stockholders in connection with the preceding year’s annual meeting, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the close of business on the 10th day following the day on which public announcement of the date of such meeting is first made by the corporation.

The term “public announcement” shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to Sections 13, 14 or 15(d) of the Exchange Act.

Such stockholder’s notice shall set forth, as to each person whom the stockholder proposes to nominate for election or re-election as a director:

•	the name, age, business address and residence address of such person;

•	the principal occupation or employment of such person;

•	the class and number of shares of our company which are beneficially owned by such person;
•	a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder; and

•	any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required in each case pursuant to Regulation 14A under the Exchange Act (including without limitation such person’s written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected).

Such stockholder’s notice shall also set forth, as to such stockholder giving notice:

•	a representation that the stockholder is a holder of record of stock of our company entitled to vote at such meeting and, if applicable, intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;

•	the name and address, as they appear on our company’s books, of the stockholder making such nomination,

•	the class and number of shares of the corporation which are beneficially owned by the stockholder; and

•	any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Exchange Act.

At the request of the Board of Directors, any person nominated by a stockholder for election as a Director shall furnish to the Secretary of the corporation that information required to be set forth in the stockholder’s notice of nomination which pertains to the nominee. The chairman of the meeting shall, if the facts warrant, determine and declare at the meeting that a nomination was not made in accordance with the procedures prescribed by these Bylaws, and if the chairman should so determine, the chairman shall so declare at the meeting, and the defective nomination shall be disregarded.

Notices of intention to present nominees should be addressed to Secretary, Solomon Technologies, Inc., 1400 L&R Industrial Blvd., Tarpon Springs, Florida 34689. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal that does not comply with these and other applicable requirements.

ITEM 6.	Exhibits and Form 8-K Filings

(a)	Exhibits

Exhibit No.	Description

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 906 Certification – Chief Executive Officer

32.2	Section 906 Certification – Chief Financial Officer

(b)	Reports on Form 8-K

Form 8-K dated April 30, 2004 was filed on May 14, 2004 announcing the May 2004 private placement and the change in control of our company.

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

Dated May 20, 2004

SOLOMON TECHNOLOGIES, INC.

By	/s/ DAVID E. TETHER

David E. Tether Chief Executive Officer and Chairman (principal executive officer)

By	/s/ CHRISTOPHER VALLEAU

Christopher Valleau Chief Financial Officer (principal financial and accounting officer)