Form 10QSB
period 2004-06-30
SOLOMON TECHNOLOGIES INC
filed 2004-08-19
CIK 1240722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of August 12, 2004, there were 4,925,378 shares of issuer’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Solomon Technologies, Inc.

Balance Sheet

June 30, 2004

(Unaudited)

Assets

Cash	$714,407
Accounts Receivable, net of allowances of $20,085	8,510
Inventory	119,058
Prepaid Expenses	71,870

Total Current Assets	913,845

Intangible Assets, net	568,115
Property and Equipment, net	28,659

Total Assets	$1,510,619

Liabilities and Stockholders’ Deficiency

Current Liabilities

Accounts Payable	$349,116
Accrued Expenses	410,001
Customer Deposits	39,912
Accrued Payroll and Taxes	352,973

Total Current Liabilities	1,152,002

Long Term Liabilities
Notes and Loans Payable	77,964
Preferred Stock, $.001 par value, 5,000,000 shares authorized, 3,000,000 shares designated Series A Preferred Stock, 2,506,474 shares of Series A Preferred Stock issued and outstanding	1,368,029

Stockholders’ Deficiency
Common Stock, $.001 par value, 25,000,000 shares authorized, 4,925,378 shares issued and outstanding	4,914
Additional Paid-in Capital	11,593,096
Accumulated Deficit	-12,685,386

Total Stockholders’ Deficiency	-1,087,376

Total Liabilities and Stockholders’ Deficiency	$1,510,619

See Notes to Financial Statements

Solomon Technologies, Inc.

Statements of Operations

(Unaudited)

	Three Months		Six Months
	Ended 6/30/04	Ended 6/30/03	Ended 6/30/04	Ended 6/30/03
Net Sales	$7,637	$124,505	$63,705	$183,371

Cost of Goods Sold	41,568	110,687	68,942	150,629

	-33,931	13,818	-5,237	32,742

Operating Expenses
Salaries and Benefits	86,427	26,884	212,736	49,530
Noncash Compensation	962,000	1,334,366	1,004,000	1,424,386
Professional Fees	70,435	96,765	110,815	106,785
Advertising	36,932	12,254	64,420	14,906
Travel and Entertainment	32,084	18,464	43,922	23,188
Rent	7,992	14,100	24,128	26,400
Other General & Administrative	193,192	218,599	258,413	337,847

Total Operating Expenses	1,389,062	1,721,432	1,718,434	1,983,042

Operating Loss	-1,422,993	-1,707,614	-1,723,671	-1,950,300

Interest Expense	1,430,901	29,257	1,594,944	33,321

Net Loss	$-2,853,894	$-1,736,871	$-3,318,615	$-1,983,621

Net Loss per share of Common Stock - basic and diluted	$-0.58	$-0.50	$-0.68	$-0.57

Weighted Average number of shares of Common Stock - basic and diluted	4,912,856	3,474,941	4,869,976	3,474,941

See Notes to Financial Statements

Solomon Technologies, Inc.

Statements of Cash Flows

(Unaudited)

	For Six Months Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities

Net Loss	$-3,318,615	$-1,983,621

Adjustments to reconcile net loss to net cash used
Common stock issued in lieu of pay for services	1,004,000	1,424,386
Amortization/Depreciation	66,814	72,585
Amortization of Discounted notes payable	25,080	0
Bad debts	0	2,738
Interest recorded, Mandatorily Redeemable Series Preferred A Stock	1,368,029	0
Interest recorded, monthly preferred dividend	24,667	0
Interest recorded in connection with conversion of debt	190,666	0

Changes in Assets (Increase) / Decrease
Accounts Receivable	154	-31,985
Inventory	-119,058	18,418
Other	-63,591	4,614

Changes In Liabilities Increase / (Decrease)
Accounts Payable/Accrued Expenses	-130,304	94,296
Customer Deposits	418	9,552
Payroll Taxes	4,662	128,249

Net Cash Flow in Operating Activity	-947,078	-260,768

Cash Flows from Investing Activities
Capital Expenditures	0	-23,021
Expenditures for intangible assets	0	-6,451

Net Cash Used in investing activities	0	-29,472

Cash Flow from Financing Activity
Proceeds from notes and loans payable	0	138,257
Repayment of notes and loans payable	0	-8,398
Proceeds from advances from affiliates	0	28,687
Proceeds from the sale of common stock & warrants	0	105,170
Proceeds from the sale of Mandatorily Redeemable Series A Preferred Stock	1,610,815	0

Net Increase/(Decrease)Cash	663,737	-26,524

Cash - beginning of period	50,670	64,160

Cash - end of period	$714,407	$37,636

Supplemental Disclosure of Cash Flow information

Cash paid during period for:
Interest	$0	$9,534
Income Taxes	$0	$0

Noncash investing and financing activities

Conversion of Pinetree Note	$621,474	—
Conversion of accrued payroll and expenses into common stock	—	$470,000
Conversion of related party advances into common stock	—	$100,000

See Notes to Financial Statements

Notes to Financial Statements (unaudited)

Note 1 – Basis of Presentation

Solomon Technologies, Inc. (the “Company”) commenced operations on August 22, 1995 and was incorporated in the State of Maryland. The Company develops and markets electric propulsion systems for marine applications. Management believes that the Company’s systems will have additional applications in the transportation, industrial and commercial sectors.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2003 contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

Note 2 – May 13, 2004 Financing

On May 13, 2004 the Company completed a new financing, raising through the sale of new Preferred shares, net of expenses, $1,470,815 and refinanced the Pinetree debt of $621,474 including accrued interest, and converted previously issued Preferred A shares (“Old Preferred”) to 140,000 new Preferred shares. The Company issued 2,506,474 new Preferred A shares (the “Preferred”) which are convertible to common shares on a one to one basis. The Preferred are redeemable at the option of the holder on or after April 29, 2007 at $6.00 per share. Further, in connection with the offering the new investors received two ten-year warrants to purchase common shares at a $1.00 per share for each Preferred share purchased; the holders of the Pinetree debt received one warrant for each share. The Preferred has preferences as to dividends, the right to elect directors, right to pass on various corporate activities, preemptive rights, anti-dilution rights and registration rights.

As the Preferred is redeemable at the option of the holder, it has been treated as Mandatorily Redeemable Preferred Stock as required under Financial Accounting Standards Board Statement 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Such accounting treats the Preferred as if it were debt. Further, as the Preferred was issued with warrants attached the proceeds were allocated between the Preferred and warrants based on the estimated value of the underlying instruments as required by Accounting Principles Board Opinion 14 – Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Further, as the conversion price of the Preferred of $1.00 per share was less than the closing price of the common on May 13, 2004, there is a “beneficial conversion” feature which is accounted for as required by Emerging Issues Task Force Consensi 98-5 and 00-27.

The following is a summary of the transactions:

Proceeds from sale of 1,745,000 Preferred	$1,745,000
Expenses relating to the placement	274,185

Net proceeds	1,470,815
Proceeds from conversion of Old Preferred	140,000
Amount due to Pinetree	621,474

Total proceeds	$2,232,289

Amount attributed to warrants	$1,044,182
Amount attributed to Preferred	1,188,107

Total proceeds	$2,232,289

As the intrinsic value of the beneficial conversion feature of the Preferred exceeded the amount attributed to the Preferred and such Preferred is convertible immediately, the beneficial conversion feature was recorded as interest expense of $1,188,107 with a corresponding credit to Additional Paid-in-Capital.

The Preferred has a total redemption value of $15,038,844 on or after April 29, 2007, equal to the 2,506,474 Preferred times the $6.00 redemption price. The Preferred is being accreted quarterly, at an imputed interest rate of 88.7% per annum, so that the recorded amount on April 29, 2007 will be the redemption value. During the two months ended June 30, 2004, $179,922 of such accretion was charged to interest expense.

Note 3 – Accrued Payroll and Payroll Taxes

As of June 30, 2004, the Company had accrued and unpaid payroll taxes in the amount of approximately $191,000 and accrued interest and penalties of $168,000 with respect to such taxes.

Note 4 – Stockholders’ Deficiency

Stock Options and Warrants:

In April 2004, the Company settled with various employees to accept a significant reduction in the amount of back-pay owing to them. The Company reduced the amount by which the Company is obligated to pay such employees by approximately $361,000. As partial consideration for waiving a portion of such back pay, the Company granted these employees stock options to purchase an aggregate of 305,335 shares of our common stock. The options, which are granted under the Company’s 2003 Stock Option Plan, are exercisable at $1.00-$2.00 per share and terminate on April 14, 2009. Additional compensation of approximately $962,000 has been recorded in connection with this transaction.

Stock option and warrant activity for the six months ended June 30, 2004 is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding at December 31, 2003	468,292	$2.80
Granted	4,638,068	1.06
Exercised	—	—
Expired	—	—

Outstanding at June 30, 2004	5,106,360	$1.22

The following table summarizes the Company’s stock options and warrants outstanding at June 30, 2004:

	Options and warrants outstanding			Options and warrants exercisable
Range of exercise price	Number	Weighted average remaining life	Weighted average exercise price	Number	Weighted average exercise price
$0.33 – 2.00	5,063,186	9.81	$1.20	4,841,474	$1.17
2.00 – 4.00	43,174	3.99	3.66	26,000	4.00

	5,106,360			4,867,474

The following disclosure is for awards of stock based compensation for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Net loss, as reported	$(3,318,615)	$(1,983,621)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	—	—
Pro forma net loss	$(3,318,615)	$(1,983,621)
Loss per share:
Basic and diluted – as reported	$(0.68)	$(0.57)
Basic and diluted – pro forma	$(0.68)	$(0.57)

The Company has valued interim stock based compensations awards utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 3.37%, volatility of 0%, an estimated life of three years, and dividend yield of 0%.

NOTE 5 - Contingencies

In March 2004, Ann Poyas, the Company’s former chief operating officer and a former director, her husband, Donald Poyas, the Company’s former Vice President of Procurement, and their son, Michael Poyas, a former consultant to the Company, brought a lawsuit in the Circuit Court for Charles County, Maryland, alleging that they are owed in the aggregate approximately $1,150,000. In the opinion of management, this action has no merit. As this case is in the early stages of discovery, the financial impact to the Company, if any, cannot be predicted.

In May 2004, Donald James, the Company’s former president, has submitted, in writing, a claim that alleging that he is owed for unpaid wages. The Company disagrees with the claim and no action has been brought by Mr. James.

In July 2004, Charles Shannon, the Company’s former Vice President of Sales and former director, brought a lawsuit against the Company in the Circuit Court for Charles County, Maryland, alleging that he is owed approximately $1,000,000. The Company believes that it has good and meritorious defenses against the complaint and intends to defend it vigorously. In the opinion of management, this action has no merit. As this case has only recently commenced, the financial impact to the Company, if any, cannot be predicted.

NOTE 6 - Concentration of Risk

Customers:

The Company’s three largest customers accounted for approximately 92.5% of the sales for the six months ended June 30, 2004. Three customers accounted for approximately 100% of the Company’s accounts receivable as of June 30, 2004.

Supplier:

Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were unable to continue fulfilling the Company’s orders, it would have a materially adverse effect on the Company’s financial position.

NOTE 7 – Subsequent Events

In July 2004, the Company amended its certificate of incorporation to increase its authorized common stock to 50 million shares and its authorized preferred stock to 10 million shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the six months ended June 30, 2004 and 2003 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Overview

We develop and sell electric propulsion systems primarily for the marine industry. These systems utilize our proprietary technology, including our patented Electric Wheel. In addition, we believe that our technology will have additional applications in the transportation, industrial and commercial sectors. We will continue to target areas for strategic growth.

We have historically generated limited operating revenues. We intend to expand operations through the continued development of OEM accounts, our dealer network and the addition of new products. In order for us to successfully market our existing products on a national and international level, we will be likely required to successfully complete public or private financing of our equity securities. If we are unable to obtain necessary financing, we will expand our operations only as cash flow allows.

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

In May, 2004, we completed a private placement of our Series A Preferred Stock, a mandatorily redeemable, convertible preferred stock, raising gross proceeds from the offering, before deducting any placement agent fees or costs, of $1,745,000.

Our business plan requires that we obtain an additional $4 million of capital. Such capital would be used to expand out marketing program and to meet our inventory needs. If we are able to acquire such capital, we believe that we can increase our revenue over the next two years by establishing a stronger sales presence to OEMs and by increasing substantially the number of retrofit sales. We would also use a portion of such additional capital to hire additional administrative personnel. We only have seven full-time employees, many of whom perform multiple functions within our organization.

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

	Six Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Sales	100%	100%	100%	100%
Cost of Sales	108%	82%	544%	89%
Gross Profit	(8)%	18%	(444)%	11%
Total Operating Expense	2697%	1081%	18189%	1383%
Loss from Operations	2706%	1064%	18633%	1372%
Interest Expense	2504%	18%	18736%	23%
Net Loss	5209%	1082%	37369%	1395%

For the six months ended June 30, 2004, we generated revenues of $63,705 as compared to $183,371 for the comparable period ended in 2003. Cost of goods sold for the six months ended June 30, 2004 was $68,942 generating a negative gross profit of $5,237. Cost of goods sold for the six months ended June 30, 2003 was $150,629 generating a gross profit of $32,742. For the three months ended June 30, 2004, we generated revenues of $7,637 as compared to $124,505 for the comparable period ended in 2003. Cost of goods sold for the six months ended June 30, 2004 was $41,568 generating a negative gross profit of $33,931. Cost of goods sold for the three months ended June 30, 2003 was $110,687 generating a gross profit of $13,818. The reason for the decline in revenue and the resulting negative gross profit result from:

•	the revenue reversal of approximately $19,000 from the previous sale of one of our systems recorded as revenue in a previous period,

•	unanticipated warranty repairs of approximately $20,000, which increased cost of goods sold without corresponding revenue, and

•	insufficient cash flow in previous periods which resulted in lost or cancelled sales opportunities.

Operating expenses for the six months ended June 30, 2004 were $1,718,434 compared to $1,983,042 for the six months ended June 30, 2003, and for the three months ended June 30, 2004 were $1,389,062 compared to $1,721,432 for the three months ended June 30, 2003. This decrease was due to a decrease in non-cash compensation which was partially offset by an increase in salaries and benefits.

Non-cash compensation for the six months ended June 30, 2004 was $1,004,000 as compared to $1,424,386 for the six months ended June 30, 2003. Non-cash compensation for the three months ended June 30, 2004 was $962,000 as compared to $1,334,366 for the three months ended June 30, 2003. Non-cash compensation consists of common stock issued to consultants and employees for services rendered. Salaries and benefits for the six months ended June 30, 2004 were $212,736 compared to $49,530 for the six months ended June 30, 2003. This increase was due to our employees accruing unpaid wages in the first quarter of 2004.

We incurred interest expense of $1,594,944 for the six months ended June 30, 2004 and $1,430,901 for the three months ended June 30, 2004 relating to our various financings. Most of the increase was due to $1,368,029 in interest expense from recognizing additional interest related to the issuance of our Series A Preferred Stock. Interest expense was $33,321 for the six months ended June 30, 2003 was $33,321 and $29,257 for the three months ended June 30, 2003.

Because of the mandatory redemption feature of our Series A Preferred Stock and the significant premium of six times the face value of such preferred stock payable when redeemed in April 2007, we anticipate accruing interest expense over the next three years of approximately $14 million. Such interest expense will not provide us with any income tax benefit. Please see Note 2 to our financial statements accompanying this quarterly report.

We had a net loss of $3,318,615 for the six months ended June 30, 2004 compared to a net loss of $1,983,621 for the six months ended June 30, 2003. We had a per-share loss of $0.54 for the six months ended June 30, 2004 and $0.54 for the six months ended June 30, 2003 was $0.57.

We reported a net loss for the three months ended June 30, 2003 of $1,736,871. Our net loss for the three months ended June 30, 2004 was $2,853,894. We had a per-share loss of $0.58 for the three months ended June 30, 2004 and $0.50 for the three months ended June 30, 2003.

Liquidity and Capital Resources

Our available cash balance at June 30, 2004 was approximately $714,047, and is approximately $413,585 at August 16, 2004. During the six months ended June 30, 2004, we raised an aggregate of approximately $1.8 million, before expenses, through the sale of our Series A Preferred Stock. In addition, we issued the same class of preferred stock as payment of approximately $621,000 of outstanding secured debt.

During the six months ended June 30, 2004, we used net cash of approximately $1,138,000 for operations. This consisted of a net loss of approximately $3.3 million offset primarily by non-cash expenses of approximately $1 million for non-cash compensation and approximately $1.37 million for interest on our Series A Preferred Stock.

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

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our president and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our president and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In July 2004, Charles Shannon, our former vice president of sales and a former director, brought a lawsuit against us in the Circuit Court for Charles County, Maryland, alleging that he is owed approximately $1,000,000. We believe that we have good and meritorious defenses against the complaint and intend to defend it vigorously.

Except as set forth above, we do not believe there are any new pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

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

Simultaneous with the closing of the May 2004 private placement, Pinetree (Barbados), Inc. exchanged all of the outstanding principal and accrued interest on our promissory note, in the aggregate amount of $621,474, for 621,474 shares of Series A Preferred Stock and warrants to purchase 621,474 shares of common stock at $1.00 per share.

Further, simultaneous with the closing of the May 2004 private placement, holders of 35,000 shares of preferred stock and warrants to purchase 35,000 shares of common stock we issued in February 2004 exchanged the preferred stock and warrants for an aggregate of 140,000 shares of Series A Preferred Stock and 280,000 warrants.

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

The foregoing transactions are more fully described under “Part II Other Information – Item 2 Changes in Securities – Modification of Securities” in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 24, 2004.

Repurchase of Securities

We did not repurchase any shares of our common stock during the second quarter of 2004.

Modification of Securities

In July 2004, we amended our certificate of incorporation to increase our authorized common stock to 50 million shares and our authorized preferred stock to 10 million shares.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders was held at the Hyatt Regency in Baltimore, Maryland, on Wednesday, July 21, 2004. The three proposals brought before the stockholders were:

•	Election of two members to our Board of Directors to serve as our Common Stockholder Directors until the 2005 Annual Meeting of Stockholders;

•	Election of three members to our Board of Directors to serve as our Series A Preferred Stockholder Directors until the 2005 Annual Meeting of Stockholders;

•	Ratification of our 2003 Stock Option Plan; and

•	Approval of an amendment to our Certificate of Incorporation to increase our authorized common stock to 50 million shares and our authorized preferred stock to 10 million shares.

The total number of shares of common stock entitled to vote at the meeting was 4,925,378 and the total number of shares of Series A Preferred Stock entitled to vote at the meeting was 2,506,474.

As a result of the votes cast by the holders of our common stock, as described below, both Common Stockholder Directors nominated were elected for one year terms to expire at the 2005 Annual Meeting of Stockholders:

Name	For	Withhold
David E. Tether	2,482,658	309,904
David Lindahl	2,767,405	25,157

As a result of the votes cast by the holders of our Series A Preferred Stock, as described below, all three Series A Preferred Stockholder Directors nominated were elected for one year terms to expire at the 2005 Annual Meeting of Stockholders:

Name	For	Withhold
Gary M. Laskowski	2,506,474	0
Michael D’Amelio	2,506,474	0
Jonathan D. Betts	2,506,474	0

As a result of the votes cast, as described below, by the holders of our common stock and the holders of our Series A Preferred Stock, on an as converted basis, Proposal 2 – Ratify our 2003 Stock Option Plan – was approved.

For	Against	Abstain
4,987,295	310,491	1,250

As a result of the votes cast, as described below, by the holders of our common stock and the holders of our Series A Preferred Stock, on an as converted basis, Proposal 3 – Approval of an amendment to our Certificate of Incorporation to increase our authorized common stock to 50 million shares and our authorized preferred stock to 10 million shares – was approved. The holders of our Series A Preferred Stock, voting separately as a class, unanimously approved Proposal 3.

For	Against	Abstain	Not Voted
4,984,916	312,867	1,250	3

No other business was brought before the Annual Meeting.

ITEM 5. Other Events

(a) None.

(b) No change.

ITEM 6. Exhibits and Form 8-K Filings

(a)	Exhibits

Exhibit No.	Description
3.1	Amendment to the Certificate of Incorporation

10.1	2003 Stock Option Plan

31.1	Section 302 Certification – President

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 906 Certification – President

32.2	Section 906 Certification – Chief Financial Officer

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

Dated August 19, 2004

SOLOMON TECHNOLOGIES, INC.

By	/s/ PETER W. DEVECCHIS
Peter W. DeVecchis
President
(principal executive officer)

By	/s/ SAMUEL F. OCCHIPINTI
Samuel F. Occhipinti
Chief Financial Officer
(principal financial and accounting officer)