Form 10QSB
period 2004-09-30
SOLOMON TECHNOLOGIES INC
filed 2004-10-20
CIK 1240722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

     |X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2004

                                       or

     |_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______


                                    000-50532
                                    ---------
                              (Commission File No.)


                           SOLOMON TECHNOLOGIES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                              Delaware                                      52-1812208
                              --------                                      ----------
   (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer
                                                                        Identification No.)


                     1400 L&R Industrial Blvd.
                      Tarpon Springs, Florida                                 34689
                      -----------------------                                 -----
             (Address of principal executive offices)                      (Zip Code)


                                 (727) 934-8778
                                 --------------
                            Issuer's Telephone Number

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of October 19, 2004, there were 4,925,378 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                      INDEX


                                                                                        Page
                                                                                       Number
PART I. FINANCIAL INFORMATION.............................................................3
Item 1. Financial Statements .............................................................3
Balance Sheet at September 30, 2004 (Unaudited)...........................................3
Statements of Operations - Three months and nine months ended September 30, 2004 and 2003 (Unaudited)......................................................................4
Statements of Cash Flows - Nine months ended September 30, 2004 and 2003 (Unaudited) .....5
Notes to Financial Statements (Unaudited).................................................7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations...............................................................................11
Item 3. Controls and Procedures..........................................................13
PART II. OTHER INFORMATION...............................................................14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......................14
Item 4. Submission of Matters to a Vote of Security Holders..............................14
Item 6. Exhibits ........................................................................15
SIGNATURE PAGE...........................................................................16

Introductory Comment

Throughout this quarterly report on Form 10-QSB, the terms "we," "us," "our," "Solomon" and "our company" refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

Forward Looking Statements

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this Quarterly Report, the words "believe," "may," "should," "expect," "anticipate," "plan", "continue," "estimate," "project" or "intend" and similar expressions identify forward-looking statements regarding events, conditions and financial trends in connection with our future plan of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance. Such forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results for future periods could differ materially from those discussed in this quarterly report, depending on a variety of important factors that include, but are not limited to, those discussed in filings that we make with the Securities and Exchange Commission and elsewhere in this Report. In particular, our results may be affected by the decision of the U.S. Navy's Office of Naval Research not proceed with Phase II of the project to install hybrid-electric drive in the Navy's utility boat workhorse, the 7 meter rigid-hull inflatable boat (RHIB). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           Solomon Technologies, Inc.
                           --------------------------

                                  Balance Sheet
                               September 30, 2004
                                   (Unaudited)

                                     Assets


Current Assets:
  Cash                                                        $         174,582
  Accounts receivable                                                    76,627
  Inventory                                                              76,209
  Prepaid expenses                                                       88,464
                                                               -----------------

        Total Current Assets                                            415,882

Other Assets:
  Intangible assets, net                                                534,708
  Property and equipment, net                                            27,897
                                                               -----------------

        Total Assets                                          $         978,487
                                                               =================


                    Liabilities and Stockholders' Deficiency

Current Liabilities:
  Accounts payable                                            $         332,085
  Accrued expenses                                                      152,326
  Accrued payroll and taxes                                             762,764
                                                               -----------------

        Total Current Liabilities                                     1,247,175

Long-Term Liabilities:
  Notes and loans payable                                                76,419
  Mandatorily Redeemable Series A Preferred Stock,
   $.001 par value, 10,000,000 shares authorized,
   2,506,474 shares issued and outstanding                            1,690,267
                                                               -----------------

        Total Liabilities                                             3,013,861
                                                               -----------------

Stockholders' Deficiency:
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 4,912,856 shares issued and outstanding                    4,913
  Additional paid in capital                                         11,593,098
  Accumulated deficit                                               (13,633,385)
                                                               -----------------

        Total Stockholders'  Deficiency                              (2,035,374)
                                                               -----------------

        Total Liabilities and Stockholders' Deficiency        $         978,487
                                                               =================

                        See Notes to Financial Statements

                           Solomon Technologies, Inc.
                           --------------------------

                            Statements of Operations
                                   (Unaudited)

                                           Three Months Ended              Nine Months Ended
                                        9/30/04         9/30/03         9/30/04         9/30/03
                                        -------         -------         -------         -------

Net Sales                               $  221,884      $  115,136      $  285,589      $  298,507

Cost of Goods Sold                         159,457         104,108         228,400         254,737
                                        -----------     -----------    ------------    ------------

     Gross Margin                           62,427          11,028          57,189          43,770
                                        -----------     -----------    ------------    ------------

Operating Expenses:
  Salaries and benefits                    350,625         459,373         563,361         508,903
  Noncash compensation and
     consulting                                  0               0       1,004,000       1,424,386
  Professional fees                        118,914          92,103         259,730         198,888
  Advertising                               14,810             627          79,230          15,533
  Travel and entertainment                  40,800          27,126          85,619          50,314
  Rent                                      11,705          16,100          35,833          42,500
  Other general and
   administrative                          164,172          70,035         391,685         407,882
                                        -----------     -----------    ------------    ------------

     Total Operating Expenses              701,026         665,364       2,419,458       2,648,406
                                        -----------     -----------    ------------    ------------

     Operating Loss                       (638,599)       (654,336)     (2,362,269)     (2,604,636)
                                        -----------     -----------    ------------    ------------

Other Income (Expenses):
  Interest expense                        (342,401)       (226,345)     (1,937,345)       (259,666)
  Gain on forgiveness of
   debt                                     33,000               0          33,000               0
                                        -----------     -----------    ------------    ------------

     Total Other Expenses                 (309,401)       (226,345)     (1,904,345)       (259,666)
                                        -----------     -----------    ------------    ------------

     Net Loss                           $ (948,000)     $ (880,681)    $(4,266,614)    $(2,864,302)
                                        ===========     ===========    ============    ============


Net Loss available for shareholders     $ (948,000)     $ (880,681)    $(4,266,614)    $(2,864,302)

Net Loss per Share -
  basic and diluted                         $(0.19)         $(0.22)         $(0.88)         $(0.71)

Average shares outstanding -
  basic and diluted                      4,912,856       4,056,126       4,869,976       4,056,126



                        See Notes to Financial Statements

                           Solomon Technologies, Inc.
                           --------------------------

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                              9/30/04                 9/30/03
                                                                        -------------            ------------
Cash Flows from Operating Activities:
Net Loss                                                                $ (4,266,614)           $ (2,864,302)
Adjustments to reconcile net loss to net cash used in operations:
Common stock issued for pay or services                                    1,004,000               1,424,386
Amortization and Depreciation                                                116,315                 110,193
Bad debts                                                                          0                   2,738
Interest recorded, Mandatorily Redeemable Series A Preferred Stock         1,690,267                       0
Interest recorded in connection with conversion of debt                      270,143                 211,743
Capital contribution of unpaid salaries                                            0                 386,846
Changes in Assets (Increase)/Decrease:
  Accounts receivable                                                        (67,963)                (22,206)
  Inventory                                                                  (76,209)                 20,000
  Prepaid expenses                                                           (80,185)                   (921)
  Deposits                                                                         0                  13,226
Changes In Liabilities Increase/(Decrease):
  Accounts payable and accrued expenses                                      (17,960)                (10,430)
  Customer deposits                                                                0                  12,483
  Payroll taxes                                                               93,245                 168,018
                                                                        -------------           -------------

        Net Cash Flow Used in Operating Activities                        (1,334,961)               (548,226)
                                                                        -------------           -------------

Cash Flows from Investing Activities:
Capital expenditures                                                          (9,976)                (24,042)
Expenditures for intangible assets                                                 0                  (6,450)
                                                                        -------------           -------------

        Net Cash Used in Investing Activities                                 (9,976)                (30,492)
                                                                        -------------           -------------

Cash Flows from Financing Activities:
Proceeds from notes and loans payable                                              0                 296,249
Repayment of notes and loans payable                                        (141,966)                 (8,398)
Proceeds from advances from affiliates                                             0                  28,687
Proceeds from sale of common stock and warrants                                    0                 291,836
Proceeds from sale of Mondatorily Redeemable Preferred Stock               1,610,815                       0
                                                                        -------------           -------------

        Net Cash Provided by Financing Activities                          1,468,849                 608,374
                                                                        -------------           -------------

        Net Increase in Cash                                                 123,912                  29,656

Cash - beginning of period                                                    50,670                  64,160
                                                                        -------------           -------------

Cash - end of period                                                    $    174,582            $     93,816
                                                                        =============           ==============

                        See Notes to Financial Statements

Supplemental Disclosure of Cash Flow information:
Cash paid during period for:
   Interest                                                                       $0                  $9,692
   Income Taxes                                                                   $0                      $0

Noncash Investing and Financing Activities:
Conversion of Pinetree Note                                                 $621,474                      $0
Conversion of accrued payroll and expenses into common stock/option         $105,335                $470,000
Conversion of related party advances into common stock                            $0                $100,000


                        See Notes to Financial Statements

Notes to Financial Statements (Unaudited)
-----------------------------------------

Note 1 - Basis of Presentation

Solomon Technologies, Inc. (the "Company") commenced operations on August 22, 1995 and was incorporated in the State of Maryland. The Company develops and markets electric propulsion systems for marine applications. Management believes that the Company's systems will have additional applications in the transportation, industrial and commercial sectors.

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

As shown in the accompanying financial statements, the Company reported a net loss of $4,266,614 during the nine months ended September 30, 2004. In addition, the Company has an accumulated deficit of $13,633,385 as of September 30, 2004. There conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of implementing its business plan and has begun to generate revenues through the sale of its marine propulsion systems. Additionally, management is actively seeking additional sources of capital, but no assurance can be made that capital will be available on reasonable terms. Management believes the actions it is taking allow the Company to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2003 contained in the annual report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

Note 2 - May 13, 2004 Financing

On May 13, 2004 the Company completed a new financing, raising through the sale of new Preferred shares, net of expenses, $1,470,815 and refinanced the Pinetree debt of $621,474 including accrued interest, and converted previously issued Preferred A shares ("Old Preferred") to 140,000 new Preferred shares. The Company issued 2,506,474 new Preferred A shares (the "Preferred") that are convertible to common shares on a one to one basis. The Preferred are redeemable at the option of the holder on or after April 29, 2007 at $6.00 per share. Further, in connection with the offering the new investors received two ten-year warrants to purchase common shares at $1.00 per share for each Preferred share purchased; and the holders of the Pinetree debt received one warrant for each share. The Preferred has preferences as to dividends, the right to elect directors, right to pass on various corporate activities, preemptive rights, anti-dilution rights and registration rights.

As the Preferred is redeemable at the option of the holder, it has been treated as Mandatorily Redeemable Preferred Stock as required under Financial Accounting Standards Board Statement 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Such accounting treats the Preferred as if it were debt. Further, as the Preferred was issued with warrants attached the proceeds were allocated between the Preferred and warrants based on the estimated value of the underlying instruments as required by Accounting Principles Board Opinion 14 - Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Further, as the conversion price of the Preferred of $1.00 per share was less than the closing price of the common on May 13, 2004, there is a "beneficial conversion" feature that is accounted for as required by EITF 98-5 and 00-27.

The following is a summary of the transactions:

Proceeds from sale of 1,745,000 Preferred                      $       1,745,000
Expenses relating to the placement                                       274,185
                                                               -----------------

Net proceeds                                                           1,470,815
Proceeds from conversion of Old Preferred                                140,000
Amount due to Pinetree                                                   621,474
                                                               -----------------

Total proceeds                                                 $       2,232,289
                                                               =================


Amount attributed to warrants                                  $       1,044,182
Amount attributed to Preferred                                         1,188,107
                                                               -----------------
Total proceeds                                                 $       2,232,289
                                                               =================

As the intrinsic value of the beneficial conversion feature of the Preferred exceeded the amount attributed to the Preferred and such Preferred was convertible immediately, the beneficial conversion feature was recorded as interest expense of $1,188,107 with a corresponding credit to Additional Paid-in-Capital.

The Preferred has a total redemption value of $15,038,844 on or after April 29, 2007, equal to the 2,506,474 shares of Preferred times the $6.00 redemption price. The Preferred is being accreted quarterly, at an imputed interest rate of 88.7% per annum, so that the recorded amount on April 29, 2007 will be the redemption value. During the five months ended September 30, 2004, $502,160 of such accretion was charged to interest expense.

Note 3 - Accrued Payroll and Payroll Taxes

As of September 30, 2004, the Company had accrued and unpaid payroll and payroll taxes in the amount of approximately $583,000 and accrued interest and penalties of $180,000 with respect to such taxes.

Note 4 - Stock Options and Warrants

In April 2004, the Company settled with various employees to accept a significant reduction in the amount of back-pay owing to them. The Company reduced the amount by which the Company is obligated to pay such employees by approximately $361,000. As partial consideration for waiving a portion of such back pay, the Company granted these employees stock options to purchase an aggregate of 305,335 shares of its common stock. The options, which are granted under the Company's 2003 Stock Option Plan, are exercisable at $1.00-$2.00 per share and terminate on April 14, 2009. In July 2004, the Company granted its officers and directors ten-year stock options to purchase an aggregate of 300,000 shares of its common stock with an exercise price of $0.55 per share. Additional compensation of approximately $962,000 has been recorded in connection with this transaction.

Stock option and warrant activity for the nine months ended September 30, 2004 is summarized as follows:

                                                                                Number of       Weighted average
                                                                                  Shares         exercise price

Outstanding at December 31, 2003                                                   531,386        $       2.80
Granted                                                                          5,421,809                0.99
Exercised                                                                               --                  --
Expired                                                                                 --                  --

Outstanding at September 30, 2004                                                5,954,195        $       1.16
                                                                                ==========

The following table summarizes the Company's stock options and warrants outstanding at September 30, 2004:


                                Options and warrants                            Options and warrants
                                     outstanding                                      exercisable

Range of exercise price          Number          Weighted        Weighted        Number          Weighted
                                                  average        Average                          average
                                                 remaining    exercise price                     exercise
                                                   life                                            price

$0.33 - 2.00                    5,468,521           9.13            1.03        5,041,474         $ 1.15
 2.00 - 4.00                      485,674           4.86            2.38           26,000           4.00
                                ---------                                       ---------

                                5,954,195                                       5,067,474
                                =========                                       =========

The following disclosure is for awards of stock based compensation for the nine months ended September 30, 2004 and 2003:

                                                                                 Nine Months Ended

                                                                                        September 30,
                                                                                    2004           2003

Net loss, as reported                                                           $(4,266,614)   $(2,864,302)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
tax effects                                                                        (122,176)       (10,205)
                                                                                ------------   ------------
Pro forma net loss                                                              $(4,338,790)   $(2,874,507)
                                                                                ============   ============
Loss per share:
Basic and diluted - as reported                                                 $     (0.88)   $     (0.71)
Basic and diluted - pro forma                                                   $     (0.90)   $     (0.71)

The Company has valued interim stock based compensations awards utilizing the Black-Scholes options pricing model using the following assumptions: risk free interest rate of 3.37%, volatility of 0%, an estimated life of three years, and dividend yield of 0%.

NOTE 5 - Contingencies

In March 2004, Ann Poyas, the Company's former chief operating officer and a former director, her husband, Donald Poyas, the Company's former Vice President of Procurement, and their son, Michael Poyas, a former consultant to the Company, brought a lawsuit in the Circuit Court for Charles County, Maryland, alleging that they are owed in the aggregate approximately $1,150,000. The Company believes that it has good and meritorious defenses against the complaint and intends to defend it vigorously.

In July 2004, Charles Shannon, the Company's former Vice President of Sales and a former director, brought a lawsuit against the Company in the Circuit Court for Charles County, Maryland, alleging that he is owed approximately $1,000,000. The Company believes that it has good and meritorious defenses against the complaint and intends to defend it vigorously.

The Company has accrued amounts that, in the opinion of management, fully reflect any liability the Company may have in these lawsuits.

In May 2004, Donald James, the Company's former president, submitted, in writing, a claim alleging that he is owed unpaid wages. The Company disagrees with the claim and no action has been brought by Mr. James.

NOTE 6 - Concentration of Risk

Customers:

The Company's three largest customers accounted for approximately 40% of Net Sales for the nine months ended September 30, 2004 and 88% of total Accounts Receivable as of September 30, 2004.

Supplier:

Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were unable to continue fulfilling the Company's orders, it would have a materially adverse effect on the Company's financial position.

NOTE 7 - Other Events

In July 2004, the Company amended its certificate of incorporation to increase its authorized common stock to 50 million shares and its authorized preferred stock to 10 million shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the nine months ended September 30, 2004 and 2003 should be read in conjunction with our consolidated financial statements included elsewhere in this quarterly report.

Overview

We develop and sell electric propulsion systems primarily for the marine industry. These systems utilize our proprietary technology, including our patented Electric Wheel. In addition, we believe that our technology will have additional applications in the transportation, industrial and commercial sectors. We will continue to target areas for strategic growth.

We have historically generated limited operating revenues. We intend to expand operations through the continued development of OEM accounts, our dealer network and the addition of new products. In order for us to market our existing products successfully on a national and international level, we will likely be required to successfully complete public or private offerings of our equity securities. If we are unable to obtain necessary financing, we will expand our operations only as cash flow allows.

Our goal is to increase revenue significantly, generate enough cash to finance our operations and growth and, eventually, become profitable. We currently do not generate enough cash from operations to continue operations indefinitely. Our ability to continue is dependent on our either raising significant capital or increasing revenue, or both. If we are unable to raise significant capital and unable to increase revenue significantly, we will likely not be able to generate enough cash to continue operations. As a result, we would have to seek alternative opportunities, such as selling our assets or seeking a merger partner or other business combination; otherwise we may default on our debt obligations and lose our assets to our creditors.

In May 2004, we completed a private placement of our Series A Preferred Stock, a mandatorily redeemable, convertible preferred stock, raising gross proceeds from the offering, before deducting placement agent fees and costs, of $1,745,000.

Our business plan requires that we obtain an additional $4 million of capital. Such capital would be used to expand our marketing program and to meet our inventory needs. If we are able to acquire such capital, we believe that we can increase our revenue over the next two years by establishing a stronger sales presence to OEMs and by increasing substantially the number of retrofit sales. We would also use a portion of such additional capital to hire additional administrative personnel. We only have seven full-time employees, many of whom perform multiple functions within our organization.

We believe we could also increase our current gross margin of 15% to approximately 50% from such additional capital. Our suppliers offer significant quantity discounts that we are currently unable to take advantage of due to the small number of purchases we make at any time. With additional capital, we believe we could make larger purchase orders for the quantity discounts thereby increasing our gross margin.

Results of Operations

The following should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our consolidated statements of operations.


                        Nine Months Ended September 30,         Three Months Ended September 30,

                          2004           2003                        2004            2003

Net Sales                 100%           100%                        100%            100%

Cost of Sales              80%            85%                         72%             90%

Gross Profit               20%            15%                         28%             10%

Total Operating Expense   847%           887%                        316%            578%

Loss from Operations      827%           873%                        288%            568%

Interest Expense          678%            87%                        154%            197%

Net Loss                1,494%           960%                        427%            765%

For the nine months ended September 30, 2004, we generated revenues of $285,559 compared to $298,507 for the comparable period in 2003. Cost of goods sold for the nine months ended September 30, 2004 was $288,400 generating a gross profit of $57,189. Cost of goods sold for the nine months ended September 30, 2003 was $254,737 generating a gross profit of $43,770. For the three months ended September 30, 2004, we generated revenues of $221,884 as compared to $115,136 for the comparable period in 2003. Cost of goods sold for the three months ended September 30, 2004 was $159,457 generating gross profit of $62,427. Cost of goods sold for the three months ended September 30, 2003 was $104,108 generating gross profit of $11,028. The increase in working capital resulting from our private placement of Series A Preferred Stock in the second quarter provided sufficient cash for us to meet customer demands, which resulted in the third quarter revenue increase.

Operating expenses for the nine months ended September 30, 2004 were $2,419,458 compared to $2,648,406 for the nine months ended September 30, 2003, and for the three months ended September 30, 2004 were $701,026 compared to $665,364 for the three months ended September 30, 2003. This increase was due to additional expenses incurred for liability insurance premiums and increased costs for professional and director fees.

Non-cash compensation for the nine months ended September 30, 2004 was $1,004,000 as compared to $1,424,386 for the nine months ended September 30, 2003. Non-cash compensation was zero for the three months ended September 30, 2004 and 2003. Non-cash compensation consists of common stock issued to consultants and employees for services rendered. Salaries and benefits for the nine months ended September 30, 2004 were $563,361 compared to $508,903 for the nine months ended September 30, 2003. This increase was due to our employees accruing unpaid wages in the first quarter of 2004.

We incurred interest expense of $1,937,345 for the nine months ended September 30, 2004 and $342,401 for the three months ended September 30, 2004 relating to our various financings. Most of the increase was due to $1,690,267 in interest expense from recognizing additional interest related to the issuance of our Series A Preferred Stock. Interest expense was $259,666 for the nine months ended September 30, 2003 and $226,345 for the three months ended September 30, 2003.

Because of the mandatory redemption feature of our Series A Preferred Stock and the significant premium of six times the face value of the preferred stock payable when redeemed in April 2007, we anticipate accruing interest expense on our outstanding Series A Preferred Stock of approximately $14 million over the next three years. This interest expense will not provide us with any income tax benefit. Please see Note 2 to our financial statements accompanying this quarterly report.

We had a net loss of $4,266,614 for the nine months ended September 30, 2004 compared to a net loss of $2,864,302 for the nine months ended September 30, 2003. We had a per-share loss of $0.88 for the nine months ended September 30, 2004 and $0.71 for the nine months ended September 30, 2003.

We reported a net loss for the three months ended September 30, 2003 of $880,681. Our net loss for the three months ended September 30, 2004 was $948,000. We had a per-share loss of $0.19 for the three months ended September 30, 2004 and $0.22 for the three months ended September 30, 2003.

Liquidity and Capital Resources

Our available cash balance at September 30, 2004 was $174,582 and was $175,978 at October 7, 2004. During the nine months ended September 30, 2004, we raised an aggregate of approximately $1.8 million, before expenses, through the sale of our Series A Preferred Stock. In addition, we issued the same class of preferred stock as payment of approximately $621,000 of outstanding secured debt.

During the nine months ended September 30, 2004, we used net cash of $1,334,961 for operations. This consisted of a net loss of $4,266,614 offset primarily by non-cash expenses of $1,004,000 for non-cash compensation and $1,690,267 for interest on our Series A Preferred Stock.

There are presently no plans to purchase a new facility or significant new equipment.

Off-Balance Sheet Arrangements

Our agreement with Homewood Products Corporation, the supplier of our electric motors ("Homewood"), requires that we purchase at least 100 electric motors during 2004. If we do not complete such purchase, we must pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100. For example, if the average purchase price of the motors actually purchased by us was $8,000, and we purchased only 75 motors during 2004, we would owe Homewood $200,000. We have not purchased 100 motors yet, and we cannot determine whether we will meet this minimum requirement. As of October 7, 2004, we have purchased 21 electric motors from Homewood.

Except as set forth above, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our president and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, our president and chief financial officer concluded that our company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Unregistered Sales of Equity Securities

On July 21, 2004, our board of directors authorized the grant of options for 25,000 shares of our common stock under our 2003 Stock Option Plan to each of our four non-employee directors as partial compensation for their services in 2004. We issued these options on October 20, 2004. The options were vested in full upon grant, have a ten year term and are exercisable at a price of $0.55 per share, the market value of our common stock on the date of grant.

Also on July 21, 2004, our board of directors authorized the grant of options for 100,000 shares of our common stock under the 2003 Stock Option Plan to each of Peter W. DeVecchis, Jr., our President, and David E. Tether, our Chief Technology Officer. We issued these options on October 20, 2004. The options have a ten year term and are exercisable at a price of $0.55 per share. Vesting of the options is contingent on the satisfaction of certain performance criteria.

All of the foregoing options were issued to pursuant to the exemptions provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The options were issued privately to persons who qualified as accredited investors under Rule 501(a)(4) of Regulation D.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders was held at the Hyatt Regency in Baltimore, Maryland, on Wednesday, July 21, 2004. The proposals brought before the stockholders were:

o Election of two members to our Board of Directors to serve as our Common Stockholder Directors until the 2005 Annual Meeting of Stockholders;

o Election of three members to our Board of Directors to serve as our Series A Preferred Stockholder Directors until the 2005 Annual Meeting of Stockholders;

o    Ratification of our 2003 Stock Option Plan; and

o Approval of an amendment to our Certificate of Incorporation to increase our authorized common stock to 50 million shares and our authorized preferred stock to 10 million shares.

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

As a result of the votes cast by the holders of our Series A Preferred Stock, as described below, all three Series A Preferred Stockholder Directors nominated were elected for one year terms to expire at the 2005 Annual Meeting of
Stockholders:

        Name                       For          Withhold
        Gary M. Laskowski       2,506,474           0
        Michael D'Amelio        2,506,474           0
        Jonathan D. Betts       2,506,474           0

As a result of the votes cast, as described below, by the holders of our common stock and the holders of our Series A Preferred Stock, on an as converted basis, Proposal 2 - Ratify our 2003 Stock Option Plan - was approved.


                For             Against        Abstain
             4,987,295          310,491         1,250

As a result of the votes cast, as described below, by the holders of our common stock and the holders of our Series A Preferred Stock, on an as converted basis, Proposal 3 - Approval of an amendment to our Certificate of Incorporation to increase our authorized common stock to 50 million shares and our authorized preferred stock to 10 million shares - was approved. The holders of our Series A Preferred Stock, voting separately as a class, unanimously approved Proposal 3.

           For          Against        Abstain       Not Voted
        4,984,916       312,867         1,250           3

No other business was brought before the Annual Meeting.

ITEM 6. Exhibits

Exhibit No.     Description
31.1            Section 302 Certification - President
31.2            Section 302 Certification - Chief Financial Officer
32.1            Section 906 Certification - President
32.2            Section 906 Certification - Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated  October 20, 2004

SOLOMON TECHNOLOGIES, INC.

By      /s/ Peter W. DeVecchis, Jr.
        -----------------------------------------
        President
        (principal executive officer)

By      /s/ Samuel F. Occhipinti
        -----------------------------------------
        Samuel F. Occhipinti
        Chief Financial Officer
        (principal financial and accounting officer)