Form 10KSB
period 2004-12-31
SOLOMON TECHNOLOGIES INC
filed 2005-03-31
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-50532

SOLOMON TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware	52-1812208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 L&R Industrial Boulevard Tarpon Springs, Florida	34689
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (727) 934-8778

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the year ended December 31, 2004 were $370,195.

As of March 24, 2005, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $4,845,096.00.

As of March 24, 2005, there were 5,276,289 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒No

PART I

Item 1. Description of Business.

Overview

We develop and sell fully integrated electric power drive systems that we refer to as “ST Electric Propulsion Systems. A few of our systems incorporate our patented “Electric Wheel” and related proprietary technologies consisting of two shaftless, brushless, direct current permanent magnet electric motors connected by a planetary gear-set driving an output power shaft, all within a single, self-contained sealed housing. Motors developed using Electric Wheel technology are referred to as our “ST Electric Wheel” series or STEW. We have also developed motors using a variation of the Electric Wheel technology that employ one or more direct current motors only and operate without a planetary gear-set that we refer to as our “ST Electric Motor” series or STEM. Our complete line of electric motors (STEW and STEM) incorporated in our fully integrated electric power drive systems are referred to as our “ST Electric Propulsion Systems” or ST-EPS.

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

Our ST Electric Propulsion Systems

Our ST Electric Propulsion Systems offer the marine industry better solutions for many propulsion applications than traditional combustion engines. The improvements we offer are not marginal; rather, our systems represent a significant change in the way that recreational displacement hull recreational vessels are propelled when sail power is unavailable or inappropriate:

▪
Torque. Our systems provide near constant high torque and low rotations per minute to maximize operating efficiencies and deliver instant propeller response to helm commands. The Electric Wheel powers an infinitely variable internal automatic transmission that develops maximum torque at any rpm. This has the potential to make the Electric Wheel attractive for land-based applications and larger boats where high torque is desirable.

▪
Environmental advantages. Unlike fossil fuel powered engines, our ST Electric Propulsion Systems have greatly reduced exhaust emissions when used with a generator for diesel electric power and no emissions whatsoever when used with batteries alone.

▪
Minimal maintenance. With only eight moving parts, the Electric Wheel is simple in design and requires maintenance infrequently. When our Electric Wheel motors reach maximum speed, the gears that comprise the planetary gear lock in place, delivering a 1:1 ratio between the motor and shaft rotation, which in turn eliminates frictional losses and minimizes gear wear. Our STEM products have only two moving parts.

▪
Increased horsepower output from the same power input. The Electric Wheel and STEM products provide the equivalent power of internal combustion engines with three to four times greater rated horsepower.

▪
Regenerative abilities. Unlike combustion engines, which merely charge the starter/accessory battery, our propulsion systems’ regeneration technology renews the bank of batteries that provide the systems’ principal energy source. This technology is most effective in applications where natural forces such as water flow or airflow keep the motor turning even when it is not under power, e.g., sailing vessels and wind generators.

▪
Redundancy. Our Electric Wheel systems are redundant and completely self-contained. These features greatly enhance safety and security on the water. The Electric Wheel can operate with one-half its parts or with the gear set melted together.

▪	No cooling source. No external cooling source is required for our ST-EPS, thereby allowing continuous use.

With high torque and low rpm, these motors are ideally suited for displacement hull vessels such as sailboats and multihull boats. A 10-horsepower Electric Wheel system provides more than adequate power to operate a sailboat traditionally powered by a 36-horsepower diesel engine. Our testing programs and installation experiences have demonstrated that the Electric Wheel provides the equivalent power of internal combustion engines with three to four times greater rated horsepower. This is because a diesel engine typically delivers only between 25% and 30% of its rated horsepower to the propeller; the combustion engine’s power-absorbing attachments such as an external transmission, gears and water pump absorb the rest.

Our Products

The Solomon Technologies Electric Propulsion System

We market and sell the ST Electric Wheel and ST Electric Motor series Electric Propulsion Systems. Our systems consist of the motor and controller, the safety power management distribution unit, the battery bank and battery charger, an e-meter, ammeter, keyswitch, DC breakers and a throttle control. We also offer optional generators for hybrid charging configurations, optional inverters for AC applications and a DC to DC charger for maintaining 12v DC house power. Our ST-EPS provides the foundation for efficient power management.

The Motors. We have developed two product lines of motor systems, the “ST Electric Motor”, or “STEM” series and the “ST Electric Wheel” or “STEW” series. All of our motors have regenerative abilities. This means that our motors generate electricity while under sail or at any other time that the external forces on the propellers are greater than the internal forces. In a sailing vessel application, this hydroelectric power is generated when water passing the propeller while the vessel is under sail turns the propeller blades, which in turn spin the shaft and rotor on the electric motor producing electricity that is then stored in the battery bank connected to the motor. While the large, spinning propeller can cause drag in regeneration mode that may be unwelcome in some situations and can even overcharge the battery banks if left untended, both of these potential problems can be neutralized by adding forward power to the propeller.

STEM Series. Our STEM series employs one or two of the DC electric motors and controllers used in the ST Electric Wheel series and does not incorporate a planetary gear-set. Our STEM series models are:

▪
Our ST37 single motor design, which replaces up to a 24 horsepower diesel motor and provides continuous torque output to the shaft of 37 foot-pounds. The ST37 is designed for boats weighing up to 20,000 lbs.

▪
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

We are currently planning to introduce two new motors to our STEM series:

▪
Our ST62 single motor design, which will replace up to a 40 horsepower diesel motor and will provide continuous torque output to the shaft of 62 foot-pounds. We expect the ST62 to be appropriate for boats weighing up to 28,000 lbs.

▪
Our ST123 dual motor design, which will replace up to a 80 horsepower diesel motor and will provide continuous torque output to the shaft of 123 foot-pounds. We expect the ST123 to be appropriate for boats weighing up to 60,000 lbs.

To date most of the motors we have sold have been STEM series models.

STEW Series. Our STEW series employs the Electric Wheel. The STEW series motor consists of two flat, opposing, brushless, DC electric motors directly connected to the planetary gear set. Our current STEW series model — the ST58 Electric Wheel dual motor system replaces up to a 36 horsepower diesel motor and provides continuous torque output to the shaft of 58 foot-pounds. The ST58 is designed for boats weighing up to 24,000 lbs.

The Electric Wheel design permits the ring gear to turn, which enables us to offer different STEW power configurations to meet specific requirements. With both sun and ring gear together, the Electric Wheel delivers considerably more torque to the planetary gears than a single motor. Altering the relative speeds of the moving ring and sun gears provides an infinitely variable range of gear ratios. We can attach different size motors to the gears or add a second motor to each gear and double the total horsepower.

Electric Wheels with different gear ratios that can provide a multitude of possible horsepower combinations are available for custom order production in a variety of configurations for larger vessels with more complex workload requirements as well as for application in a number of other industries. Our STEW series motor systems are all available in twin motor configurations, providing power to the propellers equivalent to that of twin diesel engines with up to 36 horsepower each, and are designed specifically for twin shaft or twin hull (catamaran) vessels.

The Safety Power Management Distribution Device. The Safety Power Management Distribution Device, or SPMD, is a panel designed to act as an interface for all of the devices making up our full series of Electric Propulsion Systems. The SPMD is an enclosed unit that is required for each system. Twin systems utilize a main distribution box that works in conjunction with the SPMD as a central interface for system components.

The Battery Bank. We specify 144v DC (12 X12 volt DC) Absorbed Glass Mat batteries wired in series to provide maximum power performance. This battery configuration provides the cruising boater with power, efficiency, and the freedom to extend boating range. We believe that future advances in battery and fuel cell technology will help to encourage the utilization of electric motors. While the battery bank adds a substantial amount of weight to the boat, the batteries can be placed in the boat to help stability.

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

Ammeter. The Blue Sky Systems model 8236 DC ammeter is connected to the motor and reads the amperage drawn by the motor when powering or the amperage produced by the motor in regeneration mode. A negative amperage value indicates the amount of current drawn from the battery bank to power the motor. A positive amperage value indicates the amount of current (at 144v DC) that the motor is regenerating or the optional generator is providing and sending back to the battery bank.

Keyswitch. The Cole-Hersee, M-676 Marine Ignition Switch is a 12v, two-position switch that turns the ST-EPS on and off. Turning the switch to the “on” position activates a relay located in the SPMD. The relay in turn connects the 144v DC circuit that powers the motor.

DC Breaker. Circuit breakers are designed to open a switch automatically in case of electrical overload and break the circuit. DC breakers are located in the Main Distribution Box to control the 6 kw inverter, generator, port motor SPMD and starboard motor SPMD and a separate Cutler-Hammer EHD2050L, 50 A 250v DC breaker controls the inverter.

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

12v House Power/Cross Charging Options. Boaters are familiar with a 12v DC system for powering cabin lights, bilge pumps, radios, and the like. We recommend the use of a separate 12v system with our ST Electric Propulsion Systems. Depending on the on-board equipment, this will enable the 12v system to consist of one to four batteries that can be charged from the main battery bank through our DC/DC cross charger. This allows for constant charging of the 12v system and offers 12v power capacity for more enjoyable, efficient living aboard.

Hybrid Generator Options. Gensets are most often used for those seeking long-range motoring and abundant AC power for cabin use or for racing configurations in which lightweight, small capacity batteries are used for short-range motoring. For efficiency and performance, we offer optional DC generators capable of charging the 144v DC battery bank system. We can provide generators sized at 3.2 kilowatts (“kw”) and higher.

Our ST Electric Propulsion Systems in marine use today are fueled through battery bank-stored power. Extended motoring range can be provided by installing an optional cocooned generator, creating a hybrid diesel electric system. In a hybrid configuration the generators cycled on and off based on battery usage. Generators work with the battery bank, extending battery life by recharging when the battery voltage reaches a set level of discharge. In addition, solar panels and wind generators can be used to augment house power for both pure electric and hybrid configurations.

Our Strategy

We are dedicated to meeting the needs of our customers for long-lived, low maintenance, efficient and environmentally-friendly propulsion systems. We will endeavor to be a market-driven company that incorporates cost-effective technologies available in our products to meet our customers’ needs. We will seek to achieve sustained growth by harnessing our Electric Wheel technology, incorporating fuel technology advancements and expanding our product lines to meet customer demands for better propulsion systems while simultaneously creating business opportunities for new applications. The following are key elements of our strategy:

Be first to market with innovative propulsion system products in the marine industry.

We believe that our experience in the marine industry will enable us to introduce innovative products to the market quickly. We intend to strengthen current relationships and forge new relationships with manufacturers of marine vessels. We intend to continue to invest in internal product development activities designed to enhance our product offerings to satisfy the needs of our target markets. To this end, we continue to seek alliances with other marine industry product manufacturers to maintain a competitive edge and to spearhead innovation.

Expand and enhance our sales channels.

We believe that the most effective way to sell our products is through traditional retailers, original equipment manufacturers (“OEMs”) of marine vessels, charter fleet companies, recreational boating trade shows, the retrofit market and military contracts. We intend to continue to build industry presence and product demand through press releases and articles in major industry publications, keynote speaking and presentations before marine professionals and international boat builder/OEM organizations.

Increase international sales.

On November 4, 2004, we entered into a dealership agreement, dated as of November 1, 2004, with Nautique Propulsion Systems of South Africa. Under the agreement, Nautique will be the exclusive distributor of our ST Electric Propulsion Systems to boat builders and boatyards throughout South Africa. Nautique has agreed to purchase a minimum of 12 systems over the next year. Nautique has received training in installing our systems and will build a catamaran demonstration platform to exhibit our system to South African boat builders. We will provide marketing assistance to Nautique.

We view several other international markets as opportunities for significant growth for our business. We intend to target emerging and growing markets in regions such as Europe, Australia, Israel, New Zealand, South America and the Pacific Rim, principally through teaming with existing local companies. We plan to establish a presence in the boating capitols of the world through alliances with international charter fleet companies. From time to time, we may also consider acquisitions, strategic alliances or joint ventures to increase our penetration in identified markets.

Expand our branding and marketing initiatives.

We have invested time and resources to establish our Electric Wheel and Electric Propulsion System brands, as well as the consistent and recognizable design of our products. We intend to continue building our brand identity through public relations, advertising campaigns and other marketing efforts such as:

▪	Milestone press releases relating to technology and operations

▪	Website improvements

▪	Building websites for dealerships and alliances with links to our website

▪	Company branded systems components, i.e., inverters, generators and battery chargers.

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

We plan to expand our product portfolio into new areas that will complement our current product offerings while leveraging our brand, channel presence and operational efficiency. We believe this technology may be adapted for use in a variety of ground-based applications such as HVAC systems, inter-modal trains, land-based transport, conveyor systems and farming implements. We intend to pursue strategies that include the licensing of our unique technology to industries with high regulatory and financial barriers to entry, such as the automotive industry. Strategies to explore will include the formation of joint ventures with industry participants that have an existing market presence, such as producers of conveyor systems.

Our Industry

Our product application in the marine industry

The recreational boating industry is a large, multifaceted market both in the United States and internationally. It is divided into two dimensions - suppliers and users, both of which are target customers for us. By product application, the boating market is divided into sailboat and powerboat segments and within each segment by size of craft for sailboats and hull type for powerboats. Most sailboats are displacement hull vessels. Powerboats are designed with displacement hulls, semi-displacement hulls and planing hulls. A displacement hull boat rides in the water, pushing water out of the way (displacing water) as it moves forward. A planing hull boat, as it builds sufficient speed, rides on top of the water where there is less resistance.

Displacement hulls are chosen when long range, economy of operation, and seaworthiness are vital to boating performance. By a displacement hull’s very nature, speed is limited. Size and shape dictate a maximum speed, referred to as “hull speed.” When moved by a large propeller turning at low rpms, displacement hulls become very efficient, requiring small amounts of power compared to hulls designed for high speed. Low rpm operation is not compatible with most fossil fuel engines that reach optimum performance with small props turning at high rpm. However, with a large, slower turning prop, and the proper gear ratio, a small fossil fueled engine consumes much less fuel than its higher speed counterparts. Even a 20-ton trawler with twin diesels is more fuel-efficient than most recreational boats with semi or full planing hulls designed for higher speeds.

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

Our target markets

Our markets for STEW and STEM series motors encompass two sectors - boat manufacturers (“OEMs”) for new boat electric drives and used boat owners for retrofit systems. Within these sectors, our primary market for ST-EPS is the recreational boating industry, with an initial focus on displacement hull vessels ranging in size from 25 feet to over 70 feet in length and weighing from 4 to 40 tons. The secondary market for our current line of production motors is commercial marine applications, with an initial focus on fishing vessels, lifeboats and motor launches. We expect that our next generation series of STEW and STEM motors will be focused on the powerboat market and the larger horsepower commercial marine sectors as well as land-based applications.

Market analysis-industry trends

Both the new and the retrofit boat markets offer substantial sales potential for us. Market growth for new boats appears to be driven by the U.S. business cycle and population demographics; compound annual growth averaged three percent over the last two decades. There were 16,075 new sailboats constructed in North America during 2003, according to the 2004 North American Sailing Industry Study conducted by The Sailing Company, parent company of Cruising World and Sailing World magazines. Of that total, we estimate that approximately 2,400, or 15 percent, were at least 25 feet long and large enough for the ST-EPS.

There are an estimated 1,600,000 sailboats of all kinds on United States waters, according to the National Marine Manufacturing Association. Multiplying this figure by 13% - the percentage of new boats that are large enough to be eligible for the ST-EPS - gives 208,000 used sailboats large enough for the ST-EPS. Assuming that these boats will require new motors every 10 years, i.e., 10% of the fleet each year, means that 20,800 sailboats large enough for the ST-EPS will need new motors annually. Most of these boats, however, are not worth enough for the high-priced ST-EPS to make economic sense. If only 10% of the total are economically viable candidates for the ST-EPS, then, we believe, the potential market for retrofit of the ST-EPS is 2,080 boats annually.

One of the primary trends impacting the recreational and commercial boating industry is that environmental regulation of boat engine emissions continues to get more and more restrictive. More restrictive emissions regulations issued by the US Environmental Protection Agency for small marine diesel engines of 37 kw or less are being phased in through 2005. The EPA also is in the process of proposing new exhaust emissions regulations that would require catalytic converters on marine diesel engines. Tighter emissions standards for gasoline-powered marine engines are also being phased in through 2007. We think that these tightening restrictive environmental regulations on marine engines will make our system increasingly competitive. Our system is inherently cleaner environmentally than a conventional diesel or gasoline engine because a boat powered by the ST-EPS can motor solely on battery electricity for much of the time. When the auxiliary diesel generator is operating, it produces less exhaust pollution than a propulsion diesel. A propulsion diesel must accelerate up and down to change boat speed, frequently accelerating and operating out of its most fuel efficient range. By contrast, the diesel engine that powers our generator operates in a narrow rpm range that has been factory-set to provide efficient combustion of the fuel.

International markets

We believe that Europe’s auxiliary powered sailboat market represents a large potential retrofit market for the ST-EPS in large part because of environmental issues. The European Community Parliament recently imposed new restrictions on exhaust emissions and engine noise for diesels, two stroke gasoline engines and four stroke gasoline engines. The regulations are to be completely in place in all member countries by 2006. Because the ST-EPS produces far fewer exhaust emissions than gasoline engines and is far quieter than a conventional internal combustion engine, we believe that the new requirements could help generate interest in ST-EPS among European boatbuilders and boat owners.

OEM/boat builders

We view our OEM relationships as vital to growing and sustaining marine sales in both manufacturer and user market segments. ST Electric Propulsion Systems have been installed in boats manufactured by Hinckley Yachts, Lagoon Catamarans, Alliaura Marine, Island Spirit Catamarans, Aeroyacht/Edel, Gold Coast Yachts, Conser Catamarans and Manta Catamarans, all of which have agreed to offer our ST-EPS as optional equipment on their production boats. We intend to focus the resources necessary to attract and support OEM customers. We believe that OEMs are incorporating, and will continue to incorporate, our ST Electric Propulsion Systems into their new boats as a value-added feature in order to be more competitive and increase their sales. We expect that in the future some of these manufacturers will begin to adopt ST-EPS as standard equipment.

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

We have successfully completed sea trials of our ST-EPS at Lagoon Catamarans, a subsidiary of Groupe Beneteau, the world’s largest builder of recreational sail and powerboats. As a result, Lagoon has built three ST-EPS powered catamarans with several more ST-EPS systems on order.

Hinckley Yachts, a builder of premium sail and power boats, launched a 42 foot day sailer incorporating our ST-EPS in August 2004. Alliaura Marine, a French catamaran manufacturer and builder of the Privilege Luxury line of catamarans, built an electric powered vessel incorporating our ST-EPS in December 2004.

Commercial powerboat market

We have sold two ST Electric Propulsion Systems to the Coniston Launch Company of Cumbria, England to replace large diesel engines in two 40 foot historic motor launches used for tourist passenger service. The systems have been installed and are in service.

Charter boat market

The Catamaran Company, a U.S. business that sells new and used catamarans and operates an exclusive lease charter boat fleet throughout the Caribbean, is a sales broker for ST-EPS powered Lagoon Catamarans in the U.S. The Catamaran Company started placing ST-EPS powered catamarans into its charter boat fleet in 2004 and the first electric Lagoon (designated as the “410 S2E”) went into Caribbean charter service during the 2004/2005 winter season.

Dealer/installers

We are developing sales directly to the wholesale end of the marine propulsion and retrofit market. Target wholesale customers include marinas, boat yards, and boat repair, refurbishing and retrofit businesses. The retrofit market requires removal of a boat owner’s existing internal combustion engine, disposal of any residual fuel (now considered a hazardous waste in most states subject to regulatory guidelines for disposal), and removal of fuel tank(s) if not retained for other purposes. Most owners will look to their boatyard or marina to perform these tasks.

There are an estimated 13,000 boatyards and marinas in the U.S. according to the Marina Operators Association of America. Not all of them have repair facilities. Our goal is to have our sales management team select the best available dealers to represent us in major market areas. In support of this goal, we have developed criteria and guidelines for the selection and establishment of authorized dealer/installers to which we will be able to refer boat owners for installation and service of our systems.

To date, we have established seven authorized dealer/installers in the United States, each of which can sell and install our ST-EPS. This dealer/installer network includes retrofit businesses in San Diego, Long Beach, Ventura and Berkeley (which includes Lake Tahoe), providing Pacific Coast coverage. We also have dealer/installers in Marquette, Michigan on Lake Superior, in the British Virgin Islands and in Israel. The Marquette dealer installed its first ST-EPS in 2004. We are in the process of establishing additional dealer/installers throughout North America. We recently signed an agreement with Nautique Propulsion Systems, Inc., a dealer in South Africa. South Africa has become a major marine manufacturing center, with 65 companies now producing boats for the international market. We plan to continue to add dealer/installers to our authorized network and anticipate selecting and establishing 30 authorized dealers/installers by the end of 2005.

Although the ST-EPS systems are less expensive to operate and maintain than the diesel engines they are designed to replace, at present they are more expensive to purchase and install. This is an impediment to increasing retrofit sales. We believe that in order to reduce the price of ST-EPS motors to the point at which they are comparably priced to the equivalent diesel engines we will have to achieve economies of scale by increasing overall sales to at least 500 ST-EPS systems per year.

Trade shows

We have exhibited our products at major consumer boat and marine trade shows in Annapolis, Maryland, Ft. Lauderdale and Miami, Florida, Newport, Rhode Island and at the International Boat Show in Dusseldorf, Germany and the Marine Equipment Trade Show in Amsterdam. We intend to have ST-EPS representation at boat shows throughout the United States as a result of our dealer/installers relationships. Further, we anticipate that OEMs will be scheduling to show and demonstrate their new boats featuring ST-EPS installations at boat shows throughout the U.S., United Kingdom and Europe. Hinckley Yachts demonstrated its new ST-EPS powered day sailer at the Annapolis Boat Show in 2004. We also have exhibited our products or displayed our product literature at trade shows in conjunction with our industry suppliers and equipment manufacturers.

Print media advertising and promotion

We advertise in both marine trade magazines and marine industry periodicals. We intend to continue such advertising.

Media coverage

We have been featured in more than 20 articles and stories in boating-related publications: Boat & Motor Dealer (Nov 2004), Cruising World (March 2005, March 2004 and March 2003), Boat U.S. (Jan 2003), Multihulls Magazine (January/February 2005, March/April 2004 and November/December 2003), Multihulls World (April/May 2002), Practical Sailor (Dec 2002), Professional Boatbuilder (December/January 2005), Sail Magazine (January 2005, October 2003) and many more dating back to 1994. In addition, articles on our company and our products and technology have been published in national publications including The Wall Street Journal, Popular Mechanics, Design News and various NASA bulletins.

We prepare and distribute press releases featuring news of interest for publication in a variety markets and industries. We plan to continue to solicit and develop opportunities for trade journal, television, newspaper and magazine coverage.

Website

We maintain a website that contains our history, technology, accomplishments, milestones, news about our technology and business developments and articles about our company appearing in consumer and trade magazines. The site also provides answers to prospective customers’ most frequently asked questions, directions for contacting us, a list of our dealer/installers and OEMs system component specifications, pricing information and ordering instructions.

Pricing

Basic ST-EPS orders (with required parts and components) currently start at over $13,000 and full package STEW and STEM twin systems for catamarans with hybrid electric and AC power options can cost over $70,000. The average system invoice cost with component parts, equipment and optional products is presently approximately $27,500.

Manufacturing

We assemble our ST Electric Propulsion Systems at our facility in Tarpon Springs, Florida, using motors and other components supplied to us by third-party contractors.

Homewood Products Corporation, located in Pittsburgh, Pennsylvania, through its subcontractors, has been manufacturing our electric motors since 1996 and builds STEW and STEM motors to our specifications.

In August 2003, we entered into an agreement with Homewood that required that we purchase from Homewood at least 100 electric motors by December 31, 2004, but that if we failed to meet this purchase commitment we would be required to pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100. The agreement expired on December 31, 2004. As we purchased only 25 electric motors in 2004, we have become obligated to pay Homewood an aggregate of $466,200 for the 75 motors we did not purchase. We have not yet paid this amount to Homewood.

The agreement with Homewood also provided that as long as we met our annual purchase commitment Homewood would not accept purchase orders for electric motors from anyone else for marine applications and we would not purchase electric motors for marine applications from any other manufacturer. Due to our failure to meet the purchase commitment in 2004 and the expiration of our agreement with Homewood, this exclusivity arrangement has expired.

Third-party suppliers provide other components of our ST-EPS. We believe that these other suppliers have sufficient capacity to fill our needs. We do not, however, have agreements with these suppliers to provide us with such component parts.

We are pursuing agreements with several suppliers for our own private label brand DC generator specifically designed for our system.

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

The marine diesel engine manufacturing industry is highly competitive without any single market leader. There are approximately 30 recognized manufacturers of inboard diesel engines. Among U.S. sailboat owners, Yanmar, Perkins and Volvo Penta are perhaps the best-known names, and these manufacturers have a broad product selection for sailboats. Distribution, retailing, installation and service of diesel engines are spread among these 30 competitors, and the majority of these independent retailers, installers and service businesses are the same businesses available to us as prospective authorized dealer/installers of ST-EPS.

We believe that our electric propulsion systems, powered either by battery alone or a generator/battery hybrid, are competitive with diesel engine power because of comparative low maintenance requirements, low energy consumption, environmental friendliness and low noise level, longevity and simplicity of operation. The most important barriers to entry for us are the familiarity and acceptance of diesel power in the marine industry and the comparatively higher price of the ST-EPS. We believe that as our sales volume increases we will be able to make the purchase price of an ST-EPS system more competitive with that of the equivalent diesel engine system.

Electric motors

Electric motors currently available for commercial purchase comprise a small segment of our intended target market primarily because of their limited use of indirect drive systems and reduction gears. We believe that there are approximately 20 manufacturers of vessels powered by electric motors in North America and that most of them manufacture relatively small, low powered vessels, principally open launches, small open deck catamarans and the occasional cuddy cabin cruiser or small sailboat.

Two of the most well-established U.S. manufacturers are Duffy Electric Boat Company of Cost Mesa, California and Electric Launch Company, Inc. (“ELCO”) of Athens, New York. Besides a line of small all-electric launches, Duffy produces a 30 foot cabin cruiser with hybrid electric drive consisting of a 96 volt electric motor and a 5.5 kw Northern Lights generator. ELCO makes a line of small launches and daysailers powered by a 36 volt, 3 hp, shunt wound electric motor with reduction pulley and belt. A 35 foot ELCO excursion boat is hybrid powered, with the standard electric motor and a 4kw AC generator recharging the battery through a battery charger.

Glacier Bay, a US company known for its marine refrigeration systems, is developing what it calls an OSSA Powerlite motor that will use the same type of powerful “rare earth” neodymium magnets that we use in the ST-EPS.

There are several electric boat builders in England and Continental Europe. Eco Cats of Torpoint, Cornwall, England, produces open powerboats, small open catamarans and a small cabin cruiser. The company’s largest vessel appears to be a 36 foot open catamaran for ferrying passengers on sightseeing tours. It is powered by two 4 kw motors. Peter Freebody & Co. of Hurley, Berkshire, England produces open wooden launches and lake boats up to 28 feet in length with electric motors or gasoline and diesel engines as power options. Ruban Bleu, of Nantes, France, makes a line of open electric launches and other small pleasure boats. The largest is an 8.3 meter open deck catamaran powered by two 36 volt, 3 kw, series wound motors.

The European pleasure boat manufacturer with the largest motors appears to be Aquawatt, MOO Kastle, Kaernten, Austria. The company makes a line of what appear to be semiplaning hybrid-electric “speed” boats, the fastest of which is capable of a maximum speed of 16 knots. The largest motor is a 20 kw AC motor powered by a 20 kw generator. The largest DC motor is 4 kw with a 4.4 kw generator.

Lynch Electric Motor, of Devon, England, makes a line of marine electric motors claimed to range up to 22 kw powered by 120v DC. The motors are axial gap, brushed DC motors with a disc armature. Specific models offered range from 12 to 84 volts. The motor has been used in many land and water applications, including speedboats.

Aerotech Ltd. of Weisslingen, Switzerland, now manufactures the Sol Z electric motor, originally offered by Eco Propulsion Systems. Motors offered range from 4 to 8 hp and are powered by 24 or 48v DC batteries. The company makes inboard, saildrive and outboard versions.

Icemaster GmbH, of Paderborn, Germany, manufactures the Whisperprop® diesel-electric drive under the Fischer-Panda label. There are several models available for powerboats and sailboats, several of which include a propeller that can swivel in a horizontal plane. All of these motors use a full-time generator rather than a battery bank to supply electric power to the motor and none permit regeneration of stored power under sail. Icemaster’s Fischer-Panda generators are well regarded in the boating market. Icemaster also manufactures most of the auxiliary generators we offer as part of the ST-EPS.

ASMO Marine, of Copenhagen, Denmark, produces a propulsion motor that most closely resembles the ST-EPS, although it is smaller than our ST74 and requires pulley-belt reduction or reduction gearing for efficient propeller speeds. The largest model offered is a 48 volt permanent magnet DC motor rated at 8.5 kw and advertised as equivalent to 25 hp diesel. The motor is apparently capable of regenerating under sail.

The market for electric marine propulsion systems is relatively young and the factors on which competition will be based have not yet become clear. However, we believe that competition in this industry will be based principally on price, performance and reputation. Many of our competitors and potential competitors, including Icemaster and Glacier Bay, are better known than we are and have larger infrastructures and greater resources than we do, and may have greater ability to withstand price competition or a downturn in the economy or the boating market.

Our Intellectual Property

Trademarks

In 2003, we registered our name “Solomon Technologies” and our logo with the United States Patent and Trademark Office (“USPTO”) under two trademark filings. In 1999, we trademarked a stylized version of the phrase “Electric Wheel” in the United States in connection with electric propulsion systems. Our trademarks have a 10-year term commencing on the registration date and are renewable for additional terms of 10 years each, subject to compliance with certain filing requirements.

Current patents

We currently have three technologies patented in the U.S. and foreign jurisdictions. Below is a summary of our patents.

Dual-Input Infinite-Speed Integral Motor and Transmission Device. This patent is the basis for our Electric Wheel technology. The patents cover both marine applications and farming and household appliance applications. This patent has been issued in five countries, as follows:

COUNTRY	DATE FILED	ISSUED	PATENT #	STATUS
Australia	11/19/91	11/19/94	651,644	Issued
Canada	11/19/91	01/28/03	2,096,642	Issued
Japan	11/19/91	01/31/03	3,394,771	Issued
South Korea	11/19/91	01/07/99	187697	Issued
United States	11/28/90	11/26/91	5,067,932	Issued

Method and Apparatus for Propelling a Marine Vessel. This patent ties our Electric Wheel technology directly to marine propulsion and provides for a patent on regenerative feedback. This patent has been issued in the U.S. and is pending in three foreign jurisdictions, as follows:

COUNTRY	FILED	ISSUED	PATENT #	STATUS
European Union	04/29/96			Pending
Japan	04/29/97			Published
United States	04/29/96	01/26/99	5,863,228	Issued
WIPO*	04/29/97			National Phase entered - Chapter II
demand filed 10/27/97

*	The World Intellectual Property Organization is an agency of the United Nations that administers approximately 23 treaties dealing with different aspects of intellectual property protection.

System and Apparatus for a Multiple Input and Dual Output Electric Differential Motor Transmission Device. This patent has been issued in the U.S. and is pending in two foreign jurisdictions, as follows:

COUNTRY	FILED	ISSUED	PATENT #	STATUS
Japan	11/04/97			Published
United States	11/19/96	12/22/98	5,851,162	Issued
WIPO	11/04/97			National Phase entered Chapter II
demand filed 5/20/98

Proposed patents

On January 30, 2004, we submitted a provisional patent application for regenerative motor propulsion systems. On January 28, 2005, in advance of the one year anniversary of this filing, we converted this provisional application into a utility patent application in the United States as well as an international patent application under the Patent Cooperation Treaty.

We estimate $20,000 as the cost for patenting the technology under review in the United States. There will be additional costs for patents. These costs will depend on the number of countries in which patent protection is ultimately sought. We cannot assure you that the proposed patent will be granted.

On March 11, 2004, we filed a provisional patent application with the USPTO for Automation Processes for Electronic Propulsion and Power Generation Systems. The provisional patent application describes control systems and processes for the operation of an electronic propulsion and power generating system for marine applications as well as for the use of such systems in broader markets.

We estimate $30,000 as the cost for patenting the technology under review in the United States. We cannot assure you that the proposed patent will be granted.

We do not have any patents covering our STEM series electric motors.

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

Research and Development

Since our inception, we have spent more than $2 million on product development. The continued development of our STEW and STEM electric motors and other components of our ST Electric Propulsion Systems remains paramount to our success in the marine market. In addition, continuing development of advanced hybrid charging systems, adaptation to new battery, fuel cell and fuel sources technologies, and system control and integration with our growing product line of electric motors will help us achieve and maintain our leadership position in the marine propulsion industry.

Through continued ground-based electric motor research and development, we intend to expand applications of our patented products for potential licensing into other industries.

Employees

We have nine full time employees and one part-time. Our executive management team currently consists of a president, a chief financial officer and a secretary. We employ our chief financial officer on a part-time basis. There is no collective bargaining agreement in effect. We believe our relations with our employees are good.

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

Item 2. Properties.

We currently occupy office, research, testing and warehouse facilities in Tarpon Springs, Florida. This facility is located at 1400 L & R Industrial Boulevard, Tarpon Springs, Florida 34689. The lease commenced on September 1, 2003 and continues for two years with an additional two year extension at our option. Rent is currently $2,637.33 per month.

Item 3. Legal Proceedings.

In March 2004, Ann Poyas, our former chief operating officer and a former director, her husband, Donald Poyas, our former Vice President of Procurement, and their son, Michael Poyas, a former consultant for our company, brought a lawsuit against us in the Circuit Court for Charles County, Maryland, alleging that they were owed in the aggregate approximately $3,000,000. We believe that we have good and meritorious defenses against the complaint and intend to defend it vigorously.

In July 2004, Charles Shannon, our former Vice President of Sales and a former director, brought a lawsuit against us in the Circuit Court for Charles County, Maryland, alleging that he is owed approximately $2,000,000. We believe that we have good and meritorious defenses against the complaint and intend to defend it vigorously.

In May 2004, Donald James, our former president, submitted a claim alleging that he is owed unpaid wages. We disagree with the claim and no legal action has been brought by Mr. James.

Except as set forth above, we do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol “SOLM.” Our common stock began trading on February 24, 2004. Prior to February 24, 2004, there was no public market for our common stock.

The following table sets forth the high and low sales prices of our common stock for the periods indicated, as reported by the Bulletin Board:

Period	High	Low
February 24, 2004 through March 31, 2004	$5.50	$2.75
Quarter ended June 30, 2004	$5.30	$1.32
Quarter ended September 30, 2004	$1.47	$0.51
Quarter ended December 31, 2004	$3.30	$0.41
January 1, 2005 through March 24, 2005	$2.50	$1.10

On March 24, 2005, the closing price of our common stock was $1.15 and we had 584 record owners of our common stock.

Dividends

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

We may not pay or set aside cash dividends to our common stockholders until all accrued but unpaid dividends have been paid to holders of our Series A Preferred Stock. The holders of our Series A Preferred Stock are entitled to receive, if, when and as declared by our board of directors, cumulative dividends at the annual rate of $0.08 per share, compounded quarterly, subject to adjustment for stock splits and similar transactions. Based on 3,071,474 shares of Series A Preferred Stock outstanding, we must pay dividends of approximately $246,000 a year to holders of our Series A Preferred Stock before we may pay any dividends to our common stockholders.

In addition, while there are at least 65,000 shares of Series A Preferred Stock outstanding, we may not pay dividends to our common stockholders without the prior approval of holders of at least three fourths of the outstanding Series A Preferred Stock.

Holders of our Series A Preferred Stock have participating rights so that if we do pay any dividends to our common stockholders, holders of our Series A Preferred Stock will be entitled to participate in any such dividends on an as-converted basis.

Recent Sales of Unregistered Securities

On October 31, 2004, we issued warrants to purchase 10,000 shares of our common stock at a price of $4.00 per share to the Charles County EDC in satisfaction of certain obligations we owed to the Charles County EDC. The warrants expire on October 31, 2009. The transaction was deemed to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On November 5, 2004, we sold an aggregate of 390,000 shares of Series A Preferred Stock and warrants to purchase an aggregate of 780,000 shares of common stock to five investors for $1.00 per unit in the initial closing of a private placement of our Series A Preferred Stock and warrants. We sold an aggregate of an additional 225,000 shares of Series A Preferred Stock and warrants to purchase an additional 450,000 shares of common stock to two investors in a second closing of the private placement on December 23, 2004. The warrants are exercisable for a period of five years from the date of issuance. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as sales solely to “accredited investors” in transactions by an issuer not involving a public offering. The securities were placed by First Dunbar Securities Corporation, who received a cash placement agent fee of $52,275, which was equal to 8.5% of the gross proceeds of the offering.

On December 28, 2004, we issued warrants to purchase 50,000 shares of our common stock at a price of $3.15 per share to Investor Awareness, Inc. in consideration for services provided pursuant to a Consulting Agreement dated December 26, 2004. The warrants expire on January 2, 2007. The transaction was deemed to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On January 21, 2005, we issued 51,526 shares of our common stock upon exercise of a warrant to purchase 100,000 shares of our common stock on a cashless basis to an investor from our April-May 2004 private placement. On January 24, 2005, we issued 100,690 shares of our common stock to a second investor in our April-May 2004 private placement who (i) converted 50,000 shares of our Series A Preferred Stock and (ii) exercised a warrant to purchase 100,000 shares of our common stock on a cashless basis. On March 4, 2005, we issued 12,617 shares of our common stock upon exercise of a warrant to purchase 25,000 shares of our common stock on a cashless basis to a third investor from our April-May 2004 private placement. The transactions were deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for the fiscal years ended December 31, 2004 and 2003 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

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

Our goal is to increase revenue significantly, generate enough cash to finance our operations and growth and, eventually, become profitable. We currently do not generate enough cash from operations to continue operations indefinitely. Our ability to continue is dependent on our either raising significant capital or increasing revenue, or both. If we are unable to raise such capital and unable to increase revenue significantly, we will likely not be able to generate enough cash to continue operations. As a result, we would have to seek alternative opportunities, such as selling our assets or seeking a merger partner or other business combination; otherwise we may default on our debt obligations and lose our assets to our creditors.

In February 2004, we issued 35,000 shares of preferred stock and warrants to purchase 35,000 shares of common stock to five investors for $140,000. On April 15, 2004, the five investors from the February 2004 private placement unanimously consented to an amendment to the existing Series A Preferred Stock designation and, in return, exchanged their investment in the February 2004 private placement for an aggregate of 140,000 shares of Series A Preferred Stock and 280,000 warrants. In May 2004, we completed a private placement of our Series A Preferred Stock, a mandatorily redeemable, convertible preferred stock, and warrants to purchase common stock, raising gross proceeds from the offering of $1,745,000, before deducting placement agent fees and costs. On November 5, 2004, we sold an aggregate of 390,000 shares of Series A Preferred Stock and warrants to purchase an aggregate of 780,000 shares of common stock to five investors for $1.00 per unit in the initial closing of a second private placement of our Series A Preferred Stock and warrants. We sold an aggregate of an additional 225,000 shares of Series A Preferred Stock and warrants to purchase an additional 450,000 shares of common stock to two investors in a second closing of the private placement on December 23, 2004.

We used a portion of the net proceeds of the November and December 2004 private placement to expand our marketing program and to meet our inventory needs. We believe that we can increase our revenue over the next two years by establishing a stronger sales presence to OEMs and by increasing substantially the number of retrofit sales, which we intend to accomplish primarily through distributors.

We borrowed $140,000 in short-term debt financing from two of our principal stockholders in March 2005. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $110,000 of short-term debt financing. We expect to seek additional capital through the sale of debt and/or equity securities in the second quarter of 2005 in order to fund our operating capital needs.

Results of Operations

The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto for the years ended December 31, 2004 and 2003 included in this annual report.

Comparison of the Years Ended December 31, 2004 and 2003

	Year Ended
	December 31, 2004	December 31, 2003
Net Sales	100%	100%
Cost of Sales	97%	76%
Gross Profit	3%	24%
Salaries and Benefits Expense	178%	114%
General and Administrative Expense	730%	663%
Total Operating Expense	908%	777%
Loss from Operations	(905)%	(753)%
Other Income (Expense)	(812)%	(78)%
Loss before income taxes	(1,717)%	(831)
Taxes	0%	0%
Net Loss	(1,717)%	(831)%

For the year ended December 31, 2004 we generated revenues of $370,195 as compared to $421,808 for the year ended December 31, 2003. Cost of products sold for the year ended December 31, 2004 was $360,467 generating a gross profit of $9,728 or 3% of revenues. Cost of products sold for the year ended December 31, 2003 was $320,663 generating a gross profit of $101,145, or 24% of revenues. The decrease in our margin was due to our inability to achieve cost efficiencies with our primary manufacturer and other suppliers and an inventory write-down of approximately $40,000 reflecting a change in carrying value of demonstration inventory. We believe we will improve our margins and, with an increase in sales, achieve economies of scale.

Salaries and benefits for the year ended December 31, 2004 were $658,562 compared to $479,242 for the year ended December 31, 2003, an increase of $179,320, or 37%. We paid a portion of our employees’ wages in stock and stock options in 2003 and 2004 to conserve cash. The increase in salaries and benefits was due primarily to our payment of a greater proportion of the wages in cash in 2004 than in 2003.

Non-cash compensation for the year ended December 31, 2004 was $1,199,552 as compared to $1,933,231 for the year ended December 31, 2003, a decrease of $733,679. Non-cash compensation consisted of common stock issued to consultants and employees for services rendered. The decrease in non-cash compensation paid in 2004 was due primarily to our payment of a greater proportion of employee wages in cash in 2004 than in 2003.

Professional fees for the year ended December 31, 2004 were $479,080 as compared to $280,788 for the year ended December 31, 2003, an increase of $198,292. This increase was due to the costs associated with several private placements of securities effected during the year, a second registration statement filed during the year and other costs associated with a full year of compliance with our obligations as a public company.

Advertising expense for the year ended December 31, 2004 was $107,944 as compared to $26,009 for the year ended December 31, 2003, an increase of $81,935, or 315%. The increase in advertising expense was due to a significant increase in marketing activities, including but not limited to trade show presence.

Travel and entertainment costs for the year ended December 31, 2004 were $127,135 as compared to $60,721 for the year ended December 31, 2003, an increase of $66,414, or 109%. The increase in travel and entertainment costs is attributable to marketing activities related to our products and collaboration with our overseas customers in the installation and testing of our products, as well as expenses associated with our efforts to raise capital.

Rent for the year ended December 31, 2004 was $43,536 as compared to $75,064 for the year ended December 31, 2003, a decrease of $31,528, or 42%. The decrease resulted from the closing of our Benedict, Maryland sales office in February 2004. We issued warrants to purchase 10,000 shares of our common stock at a price of $4.00 per share to Charles County EDC, the owner of the leased premises, in connection with the termination of the lease.

Other general and administrative costs for the year ended December 31, 2003 were $422,075 and consisted primarily of insurance, office supplies, printing and office equipment. Other general and administrative costs for the year ended December 31, 2004 were $745,641, an increase of $323,566. The increase was due to further execution of our business plan. These costs primarily consist of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing.

We incurred interest expense of $3,034,350 for the year ended December 31, 2004 relating to our various financings. Interest expense incurred for the year ended December 31, 2003 was $350,663. We recognized $27,600 in interest income during the year ended December 31, 2004, compared to $20,199 in interest income during the year ended December 31, 2003. The increase of $2,683,687 in interest expense was primarily due to the recognition of additional interest related to the issuance of our Series A Preferred Stock during the year ended December 31, 2004.

Our net loss for the year ended December 31, 2004 was $6,358,472. We reported a net loss for the year ended December 31, 2003 of $3,506,449.

Our overall per-share loss for the year ended December 31, 2004 was $1.31. Our overall per-share loss for the year ended December 31, 2003 was $0.90 per share.

Liquidity and Capital Resources

Our available cash balance at December 31, 2004 was approximately $249,000. From January 1, 2003 through December 31, 2004, we raised an aggregate of approximately $2,069,250 in capital, net of transaction costs, through the sale of shares in private placements of securities made in accordance with Rule 506 under the Securities Act of 1933. We used the proceeds of these private placements to fund our operations.

During the 12 months ended December 31, 2004, we used net cash of approximately $1,856,000 for operations. This consisted of a net loss of $6,358,472 offset by a net increase in our operating assets of $50,935, non-cash compensation from the issuance of common stock purchase warrants for services of $1,311,552, amortization and depreciation expense of $148,757, interest accrued on manditorily redeemable preferred stock of $1,015,444, beneficial conversion feature from issuance of manditorily redeemable preferred stock of $1,965,108, a write-off of $33,333 in patent costs, a loss of $4,788 and disposal of equipment, offset by a gain of $27,599 on the forgiveness of debt, and increases in our liabilities consisting of accounts payable and accrued expenses, and accrued payroll and payroll taxes, of $174,060 offset by $39,494 in customer deposits received. We had net cash flows used in investing activities of $14,746 that consisted entirely of capital expenditures. Additionally, we had net cash flows from financing activities of $2,230,504. This consisted of $2,149,877 in net proceeds from the sale of our manditorily redeemable preferred stock and warrants offset by repayments of notes and loans payable of $80,627.

We will need additional financing to continue to fund our operations through December 31, 2005 and beyond. There can be no assurance that such financing will be available.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in this annual report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Revenue recognition

We recognize revenue when product has been shipped from our facility or drop shipped from one of our supplier/manufacturing locations, except when we are responsible for installation, in which case we recognize revenue upon installation. Revenues from installation or service sales are recognized when the services have been completed.

Inventory valuation

Our inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation. At December 31, 2004 and 2003, significantly all inventory on hand was finished goods, which consists of motors and generators. Smaller parts and supplies are charged to expense when purchased.

Accounting for patents and trademarks

Our patents and trademarks are stated at cost. The recoverability of patents and trademarks is re-evaluated each year based upon management’s expectations relating to the life of the technology and current competitive market conditions. As of December 31, 2004 and 2003, we have recorded $133,629 and $133,045 in amortization expense, respectively, related to our patents and trademarks. We are amortizing these costs over the life of respective patent or trademark.

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

Off-Balance Sheet Arrangements

Our agreement with Homewood, which expired on December 31, 2004, required that we purchase at least 100 electric motors during 2004. As we purchased only 25 electric motors in 2004, we were obligated to pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100, or an aggregate of $466,200 for the 75 motors we did not purchase. We have not yet paid this amount to Homewood.

Except as set forth above, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

Special Note Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding

•	expectations as to market acceptance of our products,

•	expectations as to revenue growth and earnings,

•	the time by which certain objectives will be achieved,

•	proposed new products,

•	our ability to protect our proprietary and intellectual property rights,

•	statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance, and

•	statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts.

Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to

•	industry competition, conditions, performance and consolidation,

•	legislative and/or regulatory developments,

•	the effects of adverse general economic conditions, both within the United States and globally,

•	any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts, and

•	other factors described in the “Risk Factors” contained in Exhibit 99.1.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

Item 7. Financial Statements.

The financial statements required by Item 7 are included in this report beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 22, 2004, we dismissed Radin, Glass & Co., LLP as our independent accountants. The reports of Radin, Glass & Co., LLP on our financial statements for the years ended December 31, 2002 and 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that in its report for the years ended December 31, 2002 and 2003, Radin, Glass & Co., LLP has included an opinion that, due to our accumulated losses and net losses and cash used in operations, there was substantial doubt as to our ability to continue as a going concern. Our board of directors participated in and approved the decision to change independent accountants.

In connection with its audits for the years ended December 31, 2002 and 2003 and through October 22, 2004, there have been no disagreements with Radin, Glass & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Radin, Glass & Co., LLP, would have caused them to make reference thereto in their reports on the financial statements for such years.

We requested that Radin, Glass & Co., LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated October 25, 2004, was filed as Exhibit 16.1 to our Form 8-K, filed with the SEC on October 26, 2004.

We engaged UHY LLP of New York, New York, as our new independent accountants as of October 25, 2004. During the years ended December 31, 2002 and 2003 and through October 25, 2004, we did not consult with UHY LLP regarding any of the following:

(1)	The application of accounting principles to a specified transaction, either completed or proposed;
(2)	The type of audit opinion that might be rendered on our consolidated financial statements, and none of the following was provided to us:
(a)	a written report, or
(b)	oral advice that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue;
(3)	Any matter that was the subject of a disagreement, as that term is used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B; or
(4)	An event of a type identified in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our president and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our president and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of The Exchange Act

Our Amended Certificate of Designation of Series A Preferred Stock establishes that our Board of Directors shall consist of five members:

▪	Common Stockholder Directors — The holders of our common stock, as a class, shall be entitled to elect two members of our Board of Directors, and

▪	Series A Preferred Stockholder Directors — The holders of Series A Preferred Stock, as a class, shall be entitled to elect three members of our Board of Directors.

In the case of any vacancy in the office of a director occurring among the directors elected by the Series A Preferred Stockholders, the remaining director or directors elected by the Series A Preferred Stockholders may elect a successor to hold the office for the unexpired term of the director.

In the case of any vacancy in the office of a director occurring among the directors elected by the common stockholders, the remaining director or directors elected by the common stockholders may elect a successor to hold the office for the unexpired term of the director.

A Series A Preferred Stockholder Director may be removed during his or her term of office, whether with or without cause, only by the Series A Preferred Stockholders. A Common Stockholder Director may be removed during his or her term of office, whether with or without cause, only by the common stockholders.

Our executive officers, directors and director nominees, together with their ages and certain biographical information, are set forth below:

NAME	AGE	POSITION

Gary M. Laskowski	51	Series A Preferred Stockholder Director and Chairman of the Board
Peter W. DeVecchis, Jr.	56	President
Samuel F. Occhipinti	58	Chief Financial Officer
Jonathan D. Betts	44	Series A Preferred Stockholder Director
Michael D’Amelio	47	Series A Preferred Stockholder Director

Gary M. Laskowski, Chairman of the Board (Series A Preferred Stockholder Director) . Mr. Laskowski has been a director of our company since May 2004. Mr. Laskowski is a principal and founder of Venture Partners Ltd., a private investment bank founded in 1986. Prior thereto Mr. Laskowski served as a member of the consulting operation of Technology Transitions Incorporated, a venture capital firm, and prior to that in a number of roles, including Vice President, Marketing, for Canberra Industries, Inc., a supplier of data acquisition and analysis systems. Mr. Laskowski serves on the boards of a number of companies involved in electronics, power systems and, software development. Mr. Laskowski holds a Bachelor’s Degree in Electrical Engineering from the University of Connecticut.

Peter W. DeVecchis, Jr., President. Mr. DeVecchis, who became our President in May 2004, is an accomplished manager with 25 years of experience in sales, marketing and new business development. Prior to joining us, he had served since December 2001 as Vice President, Sales and Marketing of 4uDoctor, Inc., a provider of web-based technology services to help healthcare practitioners reduce their costs of procuring operational supplies. From 1998 to 2001, he served as Vice President, Sales of Consumers Interstate Corp., a wholesale distributor of MRO products. From 1996 to 1998, he was Vice President Sales, Business Unit Director Pharmacy Groups, for Moore Medical Corp., a full line wholesale distributor of pharmaceutical and health-care products. From 1988 to 1996, Mr. DeVecchis was Vice President, Sales and Marketing for United Abrasives, Inc., a manufacturer of industrial abrasive products. From 1985 to 1988, he served as Vice President Sales and Marketing for Beaverite Products, Inc., a manufacturer of customized information packaging. From 1973 to 1985, he was Vice President Sales and Marketing for Canberra Industries, Inc., a nuclear electronics company. Mr. DeVecchis earned his MBA from University of New Haven and his BS in Business Management from Charter Oak College in Connecticut.

Samuel F. Occhipinti, Chief Financial Officer. Mr. Occhipinti became our Chief Financial Officer in May 2004. Since June 1998, Mr. Occhipinti has been Managing Director and President of Venture Partners Capital LLC, an NASD registered broker/dealer focused on corporate finance and merger and acquisition transactions. From 1997 to June 1999, he was Vice President and Chief Operating Officer of Stone Cline Corporation, a manufacturer of textiles, and from 1993 to 1997 he was Executive Vice President and Chief Financial Officer of I2 Technology Inc., a manufacturer of electronics components. From 1990 to 1993, Mr. Occhipinti was Vice President - Finance of AOI Systems Inc., a manufacturer of adaptive optics technologies. He earned his BS/BA in finance from Boston College.

Jonathan D. Betts, Director (Series A Preferred Stockholder Director). Mr. Betts is a principal and founder of Venture Partners, a private investment bank, founded in 1986. Mr. Betts previously served as a member of the consulting operation of Technology Transitions Incorporated, a venture capital firm and as Regional Sales Manager for Medical Electronics Corporation, a critical care medical instrumentation manufacturer. Mr. Betts has a Bachelor’s Degree in Electrical Engineering from Boston University.

Michael D’Amelio, Director (Series A Preferred Stockholder Director). Mr. D’Amelio has been a director of our company since May 2004. Mr. D’Amelio is the Managing Director and founder of JMC Venture Partners LLC, a private equity fund founded in 1999 that focuses on middle market manufacturing, distribution, technology and service companies. In addition, Mr. D’Amelio is a partner in the investment banking firm of Grace Matthews. From 1991 to 1999, Mr. D’Amelio served as President and CEO of TACC International Corporation, a specialty chemical manufacturer with facilities located throughout the United States that was subsequently sold to a Fortune 500 buyer. Mr. D’Amelio serves on numerous corporate boards and committees and is a graduate of Northeastern University with a BS in Management.

There are two vacancies on our board of directors at present. David E. Tether and David Lindahl, who had been serving as the Common Stockholder Directors, resigned from our board of directors on March 18, 2005.

Audit Committee Financial Expert

Currently, our entire board acts as our audit committee. Our board presently does not include any member who qualifies as an “audit committee financial expert” (as defined in Regulation 228.401(e)(1)(i)(A) of Regulation S-B). Given our limited financial resources and operations at present the board does not believe that it is necessary at this time to establish a separate audit committee or appoint an “audit committee financial expert” to the board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and holders of more than 10% of our common stock (collectively “Reporting Persons”) to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended December 31, 2004, the following persons filed the following reports late:

Name	Late Forms	Late Transactions
Jonathan Betts	One Form 3	None
Coady Family LLC	One Form 3	None
Cytation Corporation	One Form 4	One
Michael D’Amelio	One Form 3	None
Jezebel Management Corporation	One Form 3	None
Pinetree (Barbados), Inc.	One Form 3 and one Form 4	One
Pinetree Capital Ltd.	One Form 3 and one Form 4	One
David E. Tether	One Form 4	Two

Code of Ethics

We have not adopted a code of conduct. Companies whose equity securities are listed for trading on the Bulletin Board and not on Nasdaq or a national securities exchange are not currently required to do so. We anticipate, however, that we will adopt such a code during 2005.

Item 10. Executive Compensation

The following table shows compensation earned during fiscal 2004, 2003 and 2002 by our President and our former chief executive officer.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options

Peter W. DeVecchis, Jr. (1)	2004	$76,923.04	0	$8,849.96 (2)	100,000 (3)
President

David E. Tether	2004	$110,096.17	0	$47,804.00 (4)	147,807 (3)
Former Chief Executive Officer	2003	$42,789	0	$0	115,000
	2002	$38,221	0	$0	0

(1)	Peter DeVecchis became our President on May 27, 2004.
(2)	Mr. DeVecchis received this amount as a consultant prior to becoming our President.
(3)
Vesting of options to purchase 100,000 shares was contingent on the satisfaction of certain performance criteria by December 31, 2004. These options expired unexercised on January 1, 2005 when the performance criteria were not met.

(4)	David Tether received this amount in May 2004 in payment of compensation owed to him for prior periods.

Compensation Arrangements

We have an employment agreement with Peter W. DeVecchis, Jr., our President.

Mr. DeVecchis receives an annual base salary of $125,000 and is eligible for a $75,000 bonus based on goals to be agreed by us and Mr. DeVecchis. Mr. DeVecchis will also be entitled to receive the standard benefits available to all of our employees. He is also entitled to a restricted stock award of 20,000 shares of our common stock each year over the next five years with the first 20,000 shares to be earned in May 2005, the first anniversary of his employment with us. In the event that he is terminated for cause, all unearned shares are forfeited. Further, if he is terminated other than for cause during the first five months of his employment, all unearned shares are forfeited. Upon termination other than for cause after the first five months of employment, he will be entitled to one half of all of the remaining unearned shares. The term “cause” means Mr. DeVecchis’ gross negligence, gross misconduct, breach of fiduciary duty to our company or our stockholders, or indictment or arrest for any criminal offenses.

We may terminate Mr. DeVecchis at any time. If we terminate him during the first five months of his employment, we will pay Mr. DeVecchis severance of three months of his annual salary though a continuation of periodic salary payments at normal payroll periods. If we terminate him after the first five months of his employment, his severance will be six months of his annual salary. If Mr. DeVecchis is terminated after the first five months of his employment as a result of a change in control of our company, his severance will be one year of his annual salary. If Mr. DeVecchis is terminated for cause, he will not be entitled to any severance.

The term “change of control” means a sale or transfer, in one transaction, of 51% or more of our issued and outstanding shares, excluding normal public trading of our shares or one or more secondary offerings of our shares.

Mr. DeVecchis also executed our company’s Nondisclosure and Noncompete Agreement, which all of our employees are obligated to sign. The agreement provides that Mr. DeVecchis will not compete with us during employment and for six months thereafter and will always keep our trade secrets and other confidential information confidential.

We had an employment agreement with David E. Tether prior to his resignation in March 2005. Mr. Tether received an annual base salary of $125,000 and was eligible for a $75,000 bonus based on goals to be agreed by us and Mr. Tether. Mr. Tether was also entitled to receive the standard benefits available to all of our employees.

2003 Stock Option Plan

We adopted our 2003 Stock Option Plan in July 2003. We amended it in June 2004 to increase the number of shares of common stock reserved under the plan from 750,000 to 2,000,000. The plan provides for the grant of options intended to qualify as “incentive stock options,” options that are not intended to so qualify or “nonstatutory stock options” and stock appreciation rights. The total number of shares of common stock reserved for issuance under the plan is 2,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of “reload options” described below.

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

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which must have an exercise price of not less than 110% of the fair market value of the common stock on the date of grant. The exercise price for nonstatutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of 10 years, except for options granted to 10% stockholders, which are subject to a maximum term of 5 years. The term of nonstatutory stock options is determined by the board of directors. Options granted under the plan are not transferable except by will and the laws of descent and distribution.

The board of directors may grant options with a reload feature. Optionees granted a reload feature shall receive, contemporaneously with the payment of the option price in common stock, a right to purchase that number of shares of common stock equal to the sum of the number of shares of common stock used to exercise the option, and, with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of such nonstatutory stock option.

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

Stock Option Grants

The following table sets forth the stock option grants made by us to the named executive officers in the Summary Compensation Table during 2004:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date
Peter W. DeVecchis, Jr.	100,000	(1)	19.8%	$0.55	7/20/14
David E. Tether	47,807		9.5%	$1.00	4/14/09
David E. Tether	100,000	(1)	19.8%	$0.55	7/20/14

(1)
Vesting of the options was contingent on the satisfaction of certain performance criteria by December 31, 2004. These options expired unexercised on January 1, 2005 when the performance criteria were not met.

Aggregated Option/SAR Exercises and Year End Option/SAR Values in Last Fiscal Year

The following table sets forth the aggregate number of options exercised in the year ended December 31, 2004 and the value of options held at December 31, 2004 for the named executive officers in the Summary Compensation Table.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/Warrants at Fiscal Year End Exercisable/ Un-exercisable(1)	Value of Unexercised In-the-money Options/Warrants At Fiscal Year End Exercisable/Un-exercisable (2)
Peter W. DeVecchis, Jr.	0	$0	0	$0

David E. Tether	0	$0	162,807/0	$46,847.92/0

(1)	Does not include options that expired on January 1, 2005.
(2)
The dollar value was calculated by determining the difference between the fair market value at December 31, 2004 of the common stock underlying the options and the exercise prices of the options. The closing price of our common stock on the OTC Bulletin Board on December 31, 2004 was $1.98.

Compensation of Directors

In 2004, we paid each non-employee director $12,000 for his service on the Board through December 31, 2004. In addition, each non-employee director received an option to purchase 25,000 shares of common stock exercisable at $0.55 per share. These options expire on July 21, 2014. During 2003, we issued to each of our non-employee directors for their service as members of our Board an option to purchase 10,000 shares of common stock exercisable at $2.00 per share. These options expire in August 2006. Beginning with our Board meeting held on July 21, 2004, each non-employee director receives $1,000 for each Board meeting attended in person. Employee directors will not receive compensation for their service as directors. We will reimburse each of our directors for reasonable travel expenses incurred in connection with attending all Board and Board committee meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding each person known by us to be the beneficial owner of more than 5% of our common stock, excluding persons who are our executive officers, directors or director nominees, as of March 24, 2005.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF COMMON STOCK

Woodlaken, LLC (1) Mill Crossing, Bldg. A 1224 Mill Street East Berlin, CT 06023	3,421,471	39.3
Pinetree (Barbados) Inc. (2) c/o Ward Patel & Co., The Gables Haggat Hall, St. Michael, Barbados	2,942,948	35.8
Steven Sands (3) 90 Park Avenue, New York, NY 10016	1,500,000	22.1
Jezebel Management Corporation (4) 1201 Hayes Avenue, Tallahassee, FL 32301	750,000	12.4
Donald Capoccia Sr. and Jr. (5) 47 Great Jones St., New York, NY 10012	600,000	10.2
Coady Family LLC (5) 4309 Speckles Lane, Machipongo, VA 23405	600,000	10.2
J&C Resources LLC (6) 7830 Byron Drive, Suite 10 Riviera Beach, FL 33404	300,000	5.4

(1)
Represents 150,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 300,000 shares of common stock issuable upon exercise of warrants, as well as 2,921,474 shares of Series A Preferred Stock that Woodlaken has irrevocable proxies to vote on substantially all matters for which the holders of Series A Preferred stock have the right to vote. Gary Laskowski and Jonathan Betts are the managers of Woodlaken.

(2)	Includes 1,171,474 shares of common stock issuable upon conversion of Series A Preferred Stock and 1,771,474 shares of common stock issuable upon exercise of warrants.

(3)
Includes (i) 50,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 100,000 shares of common stock issuable upon exercise of warrants owned by SB Venture Capital LLC, (ii) 50,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 100,000 shares of common stock issuable upon exercise of warrants owned by SB Venture Capital II LLC, (iii) 300,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 600,000 shares of common stock issuable upon exercise of warrants owned by SB Venture Capital III LLC, and (iv) 100,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 200,000 shares of common stock issuable upon exercise of warrants owned by SB Venture Capital IV LLC. Steven Sands is the manager of each of SB Venture Capital LLC, SB Venture Capital II LLC, SB Venture Capital III LLC and SB Venture Capital IV LLC.

(4)
Represents 250,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 500,000 shares of common stock issuable upon exercise of warrants. Jezebel Capital Management is wholly-owned by Michael D’Amelio.

(5)	Represents 200,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 400,000 shares of common stock issuable upon exercise of warrants.

(6)
Represents 100,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 200,000 shares of common stock issuable upon exercise of warrants. Charles Johnston is the President of J&C Resources LLC.

Security Ownership of Management

The following table sets forth information regarding the beneficial ownership by our executive officers and directors of our common stock as of March 24, 2005. The information in this table provides the ownership information for:

▪	each of our directors,

▪	each of our executive officers, and

▪	our executive officers and directors as a group.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF COMMON STOCK

Gary M. Laskowski (1) Chairman of the Board	475,000	8.2
Peter W. DeVecchis (2) President	0	0
Samuel F. Occhipinti Chief Financial Officer	0	0
David E. Tether (3) Director	1,428,596	26.1
Jonathan D. Betts (4) Director	475,000	8.2
Michael D’Amelio (5) Director	775,000	12.8
All Executive Officers and Directors as a Group (6 persons) (6)	2,678,596	39.7

_________________________
* Less than one percent.

(1)
Includes 150,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 300,000 shares of common stock issuable upon exercise of warrants owned directly by Woodlaken, LLC. Mr. Laskowski and Jonathan Betts, the managers of Woodlaken, possess voting and dispositive power for the securities held by Woodlaken. Mr. Laskowski disclaims beneficial ownership of the securities owned by Woodlaken except to the extent of his pecuniary interest therein. Also includes 25,000 shares of common stock issuable upon exercise of options granted to Mr. Laskowski at an exercise price of $0.55 per share that expire in July 2014. Excludes 2,921,471 shares of Series A Preferred Stock that Woodlaken has irrevocable proxies to vote on substantially all matters for which Series A Preferred Stockholders have the right to vote. Mr. Laskowski is not the beneficial owner of the 2,921,471 shares of Series A Preferred Stock or the underlying common stock because neither Woodlaken nor Mr. Laskowski has any pecuniary interest in such securities.

(2)
Excludes up to 100,000 shares of common stock to which Mr. DeVecchis may be entitled pursuant to a restricted stock award of 20,000 shares of our common stock each year over the next five years with the first 20,000 shares to be earned and issued in May 2005.

(3)
Includes 24,234 shares of common stock owned by Mr. Tether’s wife, Cynthia K. McMullen-Tether, and 26,810 shares of common stock issuable upon exercise of options granted to Ms. McMullen-Tether at an exercise price of $1.00 per share that expire in April 2009. Also includes 115,000 shares of common stock issuable upon exercise of options at an exercise price of $2.00 per share that expire in August 2006 and 47,807 shares of common stock issuable upon exercise of options at an exercise price of $1.00 per share that expire in April 2009.

(4)
Includes 150,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 300,000 shares of common stock issuable upon exercise of warrants owned directly by Woodlaken, LLC. Mr. Betts and Gary Laskowski, the managers of Woodlaken, possess voting and dispositive power for the securities held by Woodlaken. Mr. Betts disclaims beneficial ownership of the securities owned by Woodlaken except to the extent of his pecuniary interest therein. Also includes 25,000 shares of common stock issuable upon exercise of options granted to Mr. Betts at an exercise price of $0.55 per share that expire in July 2014.  Excludes 2,921,471 shares of Series A Preferred Stock that Woodlaken has irrevocable proxies to vote on substantially all matters for which Series A Preferred Stockholders have the right to vote. Mr. Betts is not the beneficial owner of the 2,921,471 shares of Series A Preferred Stock or the underlying common stock because neither Woodlaken nor Mr. Betts has any pecuniary interest in such securities.

(5)
Includes 250,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 500,000 shares of common stock issuable upon exercise of warrants owned directly by Jezebel Management Corporation, an entity wholly-owned by Mr. D’Amelio. Also includes 25,000 shares of common stock issuable upon exercise of options granted to Mr. D’Amelio at an exercise price of $0.55 per share that expire in July 2014.

(6)
Represents 400,000 shares of common stock issuable upon conversion of Series A Preferred Stock and 1,064,617 shares of common stock issuable upon exercise of warrants and options, and 1,253,979 shares of outstanding common stock. Excludes 2,921,471 shares of Series A Preferred Stock that Woodlaken has irrevocable proxies to vote on substantially all matters for which Series A Preferred Stockholders have the right to vote. See notes (1) and (4) above.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2004, with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	455,335	$0.89	1,244,665
Equity compensation plans not approved by security holders	242,500	$1.00	0
Total	697,835	$0.93	1,244,665

Item 12. Certain Relationships and Related Transactions.

Acquisition Agreements

Arrowcore Acquisition

In September 2002, we issued to Ann Poyas, our former Chief Operating Officer and a former director, and her husband, Donald Poyas, our former Vice President of Procurement, an aggregate of 75,000 shares of common stock for substantially all of the assets of their company, Arrowcore Products, LC, which developed carbon fiber material for, among other uses, marine sails. At the time of the acquisition we believed that Arrowcore’s assets included certain patents and patent applications, which we valued at $150,000. By September 30, 2004, we had amortized $100,000 of this amount. In the fourth quarter of 2004 we determined that Arrowcore’s assets did not include any patents or patent applications and the remaining assets no longer had any value and we wrote off the remaining $50,000.

Intellectual Property Rights Purchase

On June 19, 2003, we acquired from David E. Tether, our former Chief Executive Officer and a former director for one million shares of common stock all of his interest in the intellectual property rights he owned that are necessary or desirable for use in our business as currently engaged or as proposed to be engaged. These rights include:

▪	the design of the motor (such as the number of poles and magnets and the techniques used to construct it), that is the foundation of our STEW and STEM series,

▪	the technology in our motors that provides for regenerative feedback, and

▪	the techniques used by an analog controller in our ST-EPS that control the motor under various sailing conditions.

Operating Agreements

Homewood Agreement

Homewood Products Corporation has been manufacturing our electric motors since 1996. Barry DeGroot, a former director and a former member of our board’s audit and compensation committees, is the president of Homewood. In August 2003, we negotiated an agreement with Homewood that provided for Homewood to continue to manufacture our motors. The agreement, which expired on December 31, 2004, required that we purchase at least 100 electric motors during 2004. As we purchased only 25 electric motors in 2004, we were obligated to pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100, or an aggregate of $466,200 for the 75 motors we did not purchase. We have not yet paid this amount to Homewood. Since January 1, 2004, we have paid Homewood $268,835.39. Mr. DeGroot resigned from our Board in May 2004.

Equity Issuances

In January 2003, we issued 105,000 shares of common stock to Ann Poyas, 80,000 shares to Don Poyas, , 50,000 shares of common stock to Michael Poyas, Ann and Don’s son who provided services to us, as consideration for unpaid compensation and unreimbursed expenses in the aggregate amount of $470,000.

In June 2003, we issued 12,500 shares of our common stock to Cynthia McMullen-Tether, David Tether’s spouse. The shares were issued in lieu of accrued salary in the amount of $25,000.

In August 2003, as partial consideration for their past contributions to our company and to encourage their continued service, we issued to certain of our officers, directors and employees an aggregate of 242,500 stock options under our 2003 Stock Option Plan. The options are exercisable at $2.00 per shares and expire in August 2006. These options included an option granted to David E. Tether to purchase 115,000 shares of our common stock.

In April 2004, we settled with various employees to accept a significant reduction in the amount of back pay owing to them. We reduced the amount we were obligated to pay such employees by approximately $180,000. As partial consideration for waiving a portion of such back pay, we granted these employees stock options to purchase shares of our common stock. Among these employees were David Tether and Cynthia McMullen-Tether. Mr. Tether waived $47,807 of unpaid salary and we granted him an option to purchase 47,807 shares of common stock. Ms. McMullen-Tether waived $26,810 of unpaid salary and we granted her an option to purchase 26,810 shares of common stock. The options, which are granted under our 2003 Stock Option Plan, are exercisable at $1.00 per share and terminate on April 14, 2009.

Private Placements of Series A Preferred Stock

Overview

In February 2004, we issued 35,000 shares of preferred stock and warrants to purchase 35,000 shares of common stock to five investors for $140,000. On April 15, 2004, the five investors from the February 2004 private placement unanimously consented to an amendment to the existing Series A Preferred Stock designation and, in return, the investors exchanged their investment in the February 2004 private placement for an aggregate of 140,000 shares of Series A Preferred Stock and 280,000 warrants.

On May 13, 2004, we completed a private placement of 1,745,000 shares of Series A Preferred Stock and 3,490,000 warrants, each warrant entitling the holder to purchase one share of our common stock. We received gross proceeds from the offering, before deducting any placement agent fees or costs, of $1,745,000. The offering was placed by First Dunbar Securities Corporation of Boston, Massachusetts on a “best efforts” basis. We paid First Dunbar placement fees of $148,325, which is 8.5% of the gross proceeds of the offering, plus out-of-pocket expenses. We also granted First Dunbar a ten year warrant to purchase 250,000 shares of our common stock at $0.33 per share.

On November 5, 2004, we sold an aggregate of 390,000 shares of Series A Preferred Stock and warrants to purchase an aggregate of 780,000 shares of common stock to five investors for $1.00 per unit in the initial closing of a second private placement of our Series A Preferred Stock and warrants. We sold an aggregate of an additional 225,000 shares of Series A Preferred Stock and warrants to purchase an additional 450,000 shares of common stock to two investors in a second closing of the private placement on December 23, 2004. The securities were placed by First Dunbar Securities Corporation, who received cash placement agent fees of $52,275, or 8.5% of the gross proceeds of the offering.

Samuel Occhipinti, our Chief Financial Officer, is the Financial Operations Principal for First Dunbar Securities Corporation.

Woodlaken LLC

Woodlaken LLC, a Connecticut limited liability company, serves as the representative of the holders of the Series A Preferred Stock. Each holder of Series A Preferred Stock gave Woodlaken an irrevocable proxy to vote his or her shares of Series A Preferred Stock for directors and on other matters on which the Series A Preferred Stock is entitled to vote. This means that Woodlaken will be able to elect a majority of our Board of Directors and exercise significant influence over all matters requiring stockholder approval, including the approval of significant corporate transactions.

Woodlaken purchased in the May 2004 private placement, and now directly owns, 150,000 shares of Series A Preferred Stock and warrants to purchase 300,000 shares of common stock, for an aggregate purchase price of $150,000. Woodlaken, by virtue of the proxies granted by the other holders of the Series A Preferred Stock, has voting rights over all of the outstanding Series A Preferred Stock and, therefore, the ability to determine the majority of our Board of Directors.

The managers of Woodlaken are Gary M. Laskowski, our Chairman of the Board, and Jonathan D. Betts, one of our directors.

Exchange of Pinetree Secured Note for Series A Preferred Stock

In July 2003, we settled a lawsuit brought by Pinetree (Barbados), Inc. against us for breach of a convertible promissory note owing to Pinetree in the original principal amount of approximately $536,000. Our obligation under the settlement was to issue Pinetree a new secured convertible promissory note in the principal amount of $572,490.22. The outstanding principal amount of the note was convertible by Pinetree at $1.4635 per share.

The note originally required us to pay $50,000 by December 15, 2003 and the balance by May 31, 2004. In December 2003, we and Pinetree agreed, among other changes, to extend the $50,000 mandatory payment to February 16, 2004. As consideration for amending the note, we issued Pinetree a warrant to purchase 50,000 shares of our common stock.

Simultaneous with the closing of the May 2004 private placement, Pinetree exchanged all of its outstanding principal and accrued interest on the note, in the aggregate amount of $621,474, for 621,474 shares of Series A Preferred Stock and warrants to purchase 621,474 shares of common stock at $1.00 per share. Pinetree also purchased in the May 2004 and November-December 2004 private placements an aggregate of 550,000 shares of Series A Preferred Stock and 1,100,000 warrants for $550,000.

We believe that the terms of the above transactions were commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. The Board of Directors has determined that any future agreements with related parties must be on terms that are commercially reasonable and no less favorable to us than we could obtain from an unaffiliated third party on an arms’ length basis.

Debt Issuances

On March 7, 2005, we borrowed $40,000 from Woodlaken and issued a promissory note in the principal amount of $40,000 to Woodlaken. The note bears interest at a rate of 12% per annum and matures on May 6, 2005. To secure the note, we entered into a Security Agreement with Woodlaken, dated March 7, 2005, pursuant to which Woodlaken was granted a first priority security interest in all of the tangible and intangible assets of the Company. The managers of Woodlaken are Gary M. Laskowski, the Chairman of the Board of the Company, and Jonathan D. Betts, a director of the Company. Woodlaken currently owns 150,000 shares of our Series A Preferred Stock and holds irrevocable proxies to vote the outstanding shares of our Series A Preferred Stock.

On March 16, 2005, we borrowed $100,000 from Jezebel Management Corporation and issued a promissory note in the principal amount of $100,000 to Jezebel. The note bears interest at a rate of 12% per annum and matures on May 6, 2005. To secure the note we amended the Security Agreement with Woodlaken to add Jezebel as an additional secured party. Michael D’Amelio, one of our directors, is the sole owner of Jezebel. Jezebel owns 750,000 shares of our Series A Preferred Stock.

Our board of directors has authorized our company to borrow up to an additional $110,000 from Woodlaken, Jezebel and others on the same terms as the notes issued to Woodlaken and Jezebel.

Cytation Corporation

In May 2003, we entered into an agreement with Cytation Corporation. Under the agreement, Cytation agreed to advise and assist us, among other things, in the process of becoming a public company. As consideration for these services, we paid Cytation $25,000, issued 663,089 shares of our common stock and a warrant to purchase shares of common stock, registered the common stock for resale and paid an additional $25,000 after the registration statement covering such common stock was declared effective by the SEC. The warrant entitles Cytation to purchase up to 242,246 shares of common stock at an exercise price of $1.72 per share subject to adjustment as provided in the warrant agreement. The warrant is exercisable commencing January 7, 2005 and for four years thereafter.

Item 13. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Solomon Technologies, Inc., a Maryland corporation and Solomon Technologies, Inc., a Delaware corporation dated June 19, 2003 (1)
2.2	Agreement and Plan of Merger and Reorganization by and between Solomon Technologies, Inc., TCI Acquisition Corporation and Town Creek Industries, Inc., dated September 16, 2001 (1)
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (5)
3.3	Amended Certificate of Designation of Rights Privileges and Preferences of Series A Preferred Stock (5)
3.4	Amendment to Certificate of Incorporation (6)
3.5	Amendment to Amended Certificate of Designation of Rights Privileges and Preferences of Series A Preferred Stock (7)
4.1	Specimen Common Stock Certificate (3)
10.1	Form of Bridge Convertible Note (1)
10.2	Form of Bridge Warrant (1)
10.3	Consulting Agreement by and between Solomon Technologies, Inc. and Cytation Corporation (1)
10.4	Form of Common Stock Purchase Warrant issued to Cytation Corporation (1)
10.5	2003 Stock Option Plan (6)
10.6	Agreement by and between Homewood Products Corporation and Solomon Technologies, Inc. dated August 25, 2003 (1)
10.7	Convertible Promissory Note issued to Pinetree (Barbados), Inc. dated July 31, 2003 (1)
10.8	Memorandum of Understanding by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc., et al, dated July 31, 2003 (1)
10.9	General Release by and between Pinetree Capital Corp. and Solomon Technologies, Inc., et al, dated July 31, 2003 (1)

10.10	Convertible Note Security Agreement by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc. dated July 31, 2003 (1)
10.11	Security Agreement by and between Pinetree (Barbados), Inc. and Town Creek Industries, Inc. dated July 31, 2003 (1)
10.12	Non-Disclosure Agreement by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc. dated July 31, 2003 (1)
10.13	Non-Disclosure Agreement by and between Pinetree (Barbados), Inc. and Town Creek Industries, Inc. dated July 31, 2003 (1)
10.14	Lease Agreement dated August 26, 2003 by and between Mary Lynne Hawkins and Solomon Technologies, Inc. (2)
10.15	Lease Agreement dated August 1, 2002 by and between D&M Rental Company and Solomon Technologies, Inc. (3)
10.16	Form of Lock-Up Agreement (4)
10.17	Agreement by and among Solomon Technologies, Inc., Town Creek Industries, Inc. and Pinetree (Barbados), Inc. dated December 12, 2003 (3)
10.18	Common Stock Purchase Warrant issued to Pinetree (Barbados), Inc. dated December 12, 2003 (3)
10.19	Registration Rights Agreement by and between Solomon Technologies, Inc. and Pinetree (Barbados), Inc. dated December 12, 2003 (3)
10.20	Securities Purchase Agreement by and among Solomon Technologies, Inc., Woodlaken, LLC, et al, dated April 15, 2004 (5)
10.21	Form of Common Stock Purchase Warrant (5)
10.22	General Release of All Claims dated April 30, 2004 by and among Pinetree (Barbados) Inc., Solomon Technologies, Inc. and Town Creek Industries, Inc. (5)
10.23	Form of Registration Rights Agreement by and among by and among Solomon Technologies, Inc., Woodlaken, LLC, et al, dated April 30, 2004 (5)
10.24	Stockholders’ Agreement by and among by and among Solomon Technologies, Inc., Woodlaken, LLC, David E. Tether, et al, dated April 30, 2004 (5)
10.25	Form of Irrevocable Proxy (5)
10.26	Placement Agent Agreement by and between Solomon Technologies, Inc. and First Dunbar Securities Corporation dated March 12, 2004 (5)
10.27	Employment Agreement by and between Solomon Technologies, Inc. and David E. Tether (8)
10.28	Employment Agreement by and between Solomon Technologies, Inc. and Peter DeVecchis (8)
10.29	Purchase Agreement dated as of June 19, 2004 among David E. Tether and Solomon Technologies, Inc. (9)
10.30	Placement Agent Agreement by and between Solomon Technologies, Inc. and First Dunbar Securities Corporation dated August 2, 2004 (9)
10.31	Amendment to Consulting Agreement with Cytation Corporation, dated as of October 20, 2004 (9)
10.32	Dealership Agreement with Nautique Propulsion Systems (9)
10.33	Termination and General Release by and between D&M Rental Company and Solomon Technologies, Inc. (9)
10.34	Senior Secured Promissory Note issued to Woodlaken, LLC dated March 7, 2005*
10.35	Security Agreement by and among Solomon Technologies, Inc., Woodlaken, LLC and Jezebel Management Corporation dated March 7, 2005,* as amended as of March 16, 2005
10.36	Senior Secured Promissory Note issued to Jezebel Management Corporation dated March 16, 2005*
21.1	List of Subsidiaries (9)
23.1	Consent of Radin, Glass & Co., LLP*
23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm*
31.1	Section 302 Certification - President*
31.2	Section 302 Certification - Chief Financial Officer*
32.1	Section 906 Certification - President*
32.2	Section 906 Certification - Chief Financial Officer*
99.1	Risk Factors
______________________
* Filed herewith.

(1)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-108977, filed on September 19, 2003.

(2)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-108977, filed on November 12, 2003.
(3)	Incorporated by reference from Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-108977, filed on December 19, 2003.
(4)	Incorporated by reference from Annual Report on Form 10-KSB filed on April 14, 2004.
(5)	Incorporated by reference from Current Report on Form 8-K filed on May 14, 2004.
(6)	Incorporated by reference from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2004.
(7)	Incorporated by reference from Current Report on Form 8-K filed on November 9, 2004.
(8)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-10877, filed on June 30, 2004.
(9)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-121723, filed on December 29, 2004.

Item 14. Principal Accountant Fees and Services

	2004	2003
Audit Fees (1)	$62,400	$46,000
Audit-Related Fees	0	0
Tax Fees (2)	0	0
All Other Fees	0	0
Total	$62,400	$46,000

(1) Represents the aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2004, and December 31, 2003 and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those periods. There were no additional fees billed by our principal accountant during the years ended December 31, 2004 and 2003.

UHY LLP ("UHY"), has a continuing relationship with UHY Advisors, Inc. ("Advisors") from which it leases staff who are full time permanent employees of Advisors and through which its partners provide non-audit services. There were no non-audit services provided to the Company in 2004. As a result of UHY's arrangement with Advisors, UHY has no full time employees and, therefore, all audit services performed for us by UHY for 2004 were provided by permanent, full time employees of Advisors leased to UHY.  UHY manages and supervises the audit engagement and the audit staff, and is exclusively responsible for the report rendered in connection with its audit of the Company's 2004 consolidated financial statements.

(2) Represents the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the years ended December 31, 2004 and 2003.

Our entire board of directors acts as our audit committee. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by our full board of directors. Our entire board of directors approved all of the fees referred to in the sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLOMON TECHNOLOGIES, INC.

By: /s/ Peter W. DeVecchis, Jr.
Peter W. DeVecchis, Jr.
President

Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Peter W. DeVecchis, Jr.	President	March 31, 2005
Peter W. DeVecchis, Jr.	(Principal Executive Officer)

/s/ Sam Occhipinti	Sam Occhipinti	March 31, 2005
Sam Occhipinti	(Principal Financial and Accounting Officer)

/s/ Jonathan Betts	Director	March 29, 2005
Jonathan Betts

/s/ Michael D’Amelio	Director	March 29, 2005
Michael D’Amelio

/s/ Gary M. Laskowski	Director	March 29, 2005
Gary M. Laskowski

INDEX TO FINANCIAL STATEMENTS

SOLOMON TECHNOLOGIES, INC.

Report of UHY LLP, Independent Registered Public Accounting Firm	F-2
Report of Radin, Glass & Co., LLP, Independent Public Accounting Firm	F-3
Balance Sheet as of December 31, 2004	F-4
Statements of Operations for the years ended December 31, 2004 and 2003	F-5
Statements of Stockholders’ Deficiency for the years ended December 31, 2004 and 2003	F-6
Statements of Cash Flows for the years ended December 31, 2004 and 2003	F-7
Notes to Financials Statements	F-8

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Solomon Technologies, Inc.

We have audited the accompanying balance sheet of Solomon Technologies, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solomon Technologies, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred significant operating losses and used cash in its operating activities. In 2004, the Company had a net loss of $6,358,472 and used cash of $1,856,150 in operating activities. As of December 31, 2004, the Company has a working capital deficiency of $913,340 and a deficiency of assets of $2,987,500. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ UHY LLP

Hartford, Connecticut
March 28, 2005

REPORT OF RADIN, GLASS & CO., LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Solomon Technologies, Inc.

We have audited the accompanying statements of operations, stockholders’ deficiency and cash flows of Solomon Technologies, Inc. (the Company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Solomon Technologies, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Radin, Glass & Co. LLP

Certified Public Accountants
New York, New York
March 12, 2004

SOLOMON TECHNOLOGIES, INC.
BALANCE SHEET
December 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$249,024
Accounts receivable	433
Inventory	60,117
Prepaid expenses	40,020
Total current assets	349,594

EQUIPMENT, less accumulated depreciation of $50,235	28,843

INTANGIBLE ASSETS	467,968
$846,405

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Notes payable	$54,985
Accounts payable and accrued expenses	520,362
Accrued payroll and payroll taxes	685,532
Current portion of long-term debt	2,055
Total current liabilities	1,262,934

LONG-TERM DEBT, less current portion	7,452

REDEEMABLE SERIES A PREFERRED STOCK:
Designated 7,000,000 shares; 3,121,474 shares
issued and outstanding; redemption value at April 29, 2007
of $19,543,431	2,563,519

Total liabilities	3,833,905

COMMITMENT AND CONTINGENCIES

DEFICIENCY IN ASSETS
Preferred stock, par value $0.001 per share; authorized
10,000,000 shares; 7,000,000 shares designated as Series A
Common stock, par value $0.001 per share; authorized
50,000,000 shares; 4,912,856 shares issued and outstanding	4,913
Additional paid-in capital	12,732,830
Accumulated deficit	(15,725,243)
Deficiency in assets	(2,987,500)
$846,405

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003

Net sales	$370,195	$421,808

Cost of products sold	360,467	320,663

Gross Margin	9,728	101,145

Operating expenses
Salaries and Benefits	658,562	479,242
Noncash compensation	1,199,552	1,933,231
Professional fees	479,080	280,788
Advertising	107,944	26,009
Travel and Entertainment	127,135	60,721
Rent	43,536	75,064
Other General and Administrative	745,641	422,075
Total Operating Expenses	3,361,450	3,277,130

Operating loss	(3,351,722)	(3,175,985)

Other
Interest expense	(3,034,350)	(350,663)
Other income	27,600	20,199

	3,006,750	330,464

Net loss	$(6,358,472)	$(3,506,449)

Net loss per share	$(1.31)	$(0.90)

Weighted average shares outstanding	4,869,976	3,908,316

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Series A
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 31, 2002	--	$--	3,175,658	$3,176	$5,057,863	$(5,862,322)	$(799,283)
Sales of common stock			157,918	158	291,568		291,836
Issuance of common stock and warrants for services			688,089	689	1,398,697		1,399,386
Common stock issued for debt			285,000	285	569,715		570,000
Common stock issued for patent rights			1,000,000	1,000	(1,000)		--
Beneficial conversion feature on renegotiated debt					220,135		220,135
Warrants issued with convertible notes					57,000		57,000
Cancellation of shares			(479,569)	(480)	480		--
Capital contribution of unpaid salaries					386,846		386,846
Net loss						(3,506,449)	(3,506,449)

Balance at December 31, 2003	--	--	4,827,096	4,828	7,981,414	(9,368,771)	(1,380,529)
Issuance of convertible preferred stock and warrants	35	35			139,965		140,000
Exchange of convertible preferred stock and warrants for redeemable preferred stock and warrants	(35)	(35)			(89,565)		(89,600)
Net proceeds from issuance of redeemable preferred stock and warrants allocated to warrants					591,544		591,544
Warrants issued for services in connection with the issuance of redeemable preferred stock and warrants					447,500		447,500
Beneficial conversion feature related to issuance of redeemable preferred stock and warrants					1,829,792		1,829,792
Redeemable preferred stock and warrants issued for debt extinguishment allocated to warrants					139,832		139,832
Debt converted into common stock			85,760	85	134,744		134,829
Beneficial conversion feature relating to the conversion of debt into common stock					135,316		135,316
Warrants issued to extinguish debt					5,401		5,401
Options issued to former employees to extinguish compensation obligations					1,304,887		1,304,887
Warrants issued for services					112,000		112,000
Net loss						(6,358,472)	(6,358,472)
Balance at December 31, 2004	--	$--	4,912,856	$4,913	$12,732,830	$(15,727,243)	$(2,987,500)

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(6,358,472)	$(3,506,449)
Adjustments to reconcile net loss to net cashused by operating activities
Common Stock issued in lieu of salaries or services	--	1,399,386
Loss on extinguishment of compensation obligations	1,199,552
Warrants issued for services	112,000	--
Depreciation and amortization of equipment	15,128	15,101
Amortization of intangible assets	133,629	133,045
Amortization of note discount	--	15,200
Accretion	1,015,444	--
Beneficial conversion feature	1,965,108
Common stock issued in connection with conversion of debt	--	220,135
Bad debt expense	--	14,553
Capital contribution of salaries	--	386,846
Gain on extinguishment of debt	(27,599)	--
Loss on write-off of unamortized patent costs	33,333	--
Loss on disposal of equipment	4,788	--
Changes in operating assets and liabilities:
Accounts receivable	8,231	(17,755)
Inventories	(60,117)	37,300
Other	(34,141)	(921)
Deposits	2,400	24,433
Accounts payable and accrued expenses	52,703	327,316
Customer deposits	(39,494)	(11,992)
Accrued payroll and payroll taxes	121,357	512,437
Net cash used by operating activities	(1,856,150)	(451,365)

INVESTING ACTIVITIES
Purchase of equipment	(14,746)	(25,043)
Expenditures for intangible assets	--	(8,716)
Net cash used by investing activities	(14,746)	(33,759)

FINANCING ACTIVITIES
Proceeds from debt	--	163,307
Repayment of debt	(80,627)	(12,196)
Advances from affiliates	--	28,687
Proceeds from the sale of common stock and warrants	--	291,836
Proceeds from the sale of preferred stock, net of transaction costs	2,149,877	--
Net cash provided by financing activities	2,069,250	471,634
CHANGE IN CASH	198,354	(13,490)

CASH AND CASH EQUIVALENTS, Beginning of period	50,670	64,160
CASH AND CASH EQUIVALENTS, End of period	$249,024	$50,670

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Solomon Technologies, Inc. (the Company) develops and markets electric propulsion systems for marine applications. Management believes that the Company’s systems will have additional applications in the transportation, industrial and commercial sectors.

In July 2003, the Company effected a merger in order to change its state of incorporation from Maryland to Delaware. In connection with this merger, the Company issued one share of common stock of the Delaware corporation for each two shares of common stock of the Maryland corporation, thereby affecting the equivalent of a 1-for-2 reverse stock split. All references to shares and per share data for 2003 reflect the 1 for 2 revenue stock split.

2. SUMMARY OF ACCOUNTING POLICIES

Use of Estimates - The preparation of the financial statements in conformity with U.S. accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in them, including the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Revenue Recognition - Product sales are recognized when product ordered has been shipped from its facility or drop shipped from one of its supplier/manufacturing locations, except when we are responsible for installation, in which case we recognize revenue upon installation. Revenues from installation or service sales are recognized when the services have been completed.

Inventories - Inventories are stated at the lower of cost determined by the first-in, first-out method or market. Inventory as of December 31, 2004, consists substantially of motors and generators held for sale. Miscellaneous parts and supplies are charged to expense when purchased. There was no inventory as of December 31, 2003.

Advertising - Advertising costs are expensed as incurred. Advertising expense was $107,944 in 2004 and $26,009 in 2003.

Income Taxes - Deferred income taxes are provided based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities and on tax net operating loss (NOL) carry forwards, using tax rates in effect. A valuation allowance for deferred income tax assets is provided for that portion which may not be realized.

Loss Per Share - Loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded when their effect is anti-dilutive.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and debt approximate fair value based on the short-term maturity of these instruments.

Stock Based Compensation - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS 148, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation cost using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the “disclosure only” alternative as permitted. Pro forma information using the fair value method to record stock-based compensation cost follows:

	Year Ended December 31
	2004	2003

Net loss, as reported	$(6,358,472)	$(3,506,449)
Stock-based employee compensation expense determined under the fair value method for all awards, net of tax effects	49,000	62,843
Pro forma net loss	$(6,407,472)	$(3,569,292)

Loss per share:
Reported	$(1.31)	$(0.90)
Pro forma	$(1.38)	$(0.92)

Included in the net loss for 2004 is $1,416,887 of expense related to the issuance of options and warrants.

The Company has valued stock based compensations awards utilizing the Black-Scholes options pricing model using the following assumptions for 2004 and 2003, respectively: risk free interest rate of 3.44% and 3.00%, volatility of 140% and 0%, an estimated life of five and three years, and dividend yield of 0% and 0%.

The average fair value of options and warrants granted in 2004 was $2.40 and $0.11 a share.

Product Development - Product development costs are charged to expense as incurred. Such costs were minimal for 2004 and 2003.

Intangible Assets - Intangible assets (which consist exclusively of marine propulsion patents, with finite useful lives) are stated at cost, less accumulated amortization. Amortization is based on the estimated useful lives of the assets.

 Future estimate amortization expense follows: 2005 - $83,628; 2006 - $83,605; 2007 - $83,605; 2008 - $83,605; 2009 - $78,177 and thereafter $55,348.

Equipment - Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the estimated lives of the assets which range from three to seven years.

Impairment of Long-lived Assets - Long-lived assets, including intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2004 patents with a carrying value of $33,333 were deemed to have no future value and were written off as impaired.

Product Warranty - The Company currently extends a one-year onsite warranty on sales of its marine propulsion products. Warranty expense was minimal for 2004 and 2003. As of December 31, 2004, the Company is unaware of any significant potential warranty claims.

Recent Accounting Pronouncement - FAS No. 123R, Share-Based Payment, requires that a public entity measure the cost of the equity based service awards on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over the period. The Company is required to adopt FAS No. 123R on January 1, 2006. The Company has not yet evaluated the likely effects on its financial statements.

3. ACCRUED PAYROLL AND PAYROLL TAXES

During 2004, the Company issued options valued at $1,304,887 to purchase 255,335 shares of common stock at $1.00 per share and 50,000 shares of common stock at $2.00 per share to extinguish previous obligations for compensation owed to former employees. The fair value of the options issued exceeded the accrued compensation resulting in an extinguishment loss of $1,199,552.

As of December 31, 2004, the Company had accrued and unpaid payroll taxes of approximately $98,000 and accrued interest and penalties of $180,000 with respect to such taxes. Currently, the Company has received notice of delinquency form the U.S. Internal Revenue Service. The Company believes that such notice could severely impact the operations or cause the Company to cease operations.

During 2003, the Company had a number of employees who worked at low or minimal salaries. Generally these employees were shareholders. Management anticipates that as the operations of the Company expand, it will be required to pay competitive salaries, thereby increasing operating costs. The Company estimated the additional costs had these employees been compensated to be $386,846 for 2003. This amount has been recorded as capital contributions. There were no such services in 2004.

4. DEBT

The notes of $54,985 included in current liabilities are non-interest bearing and payable to an individual on demand.

Long-term debt consists of a note payable in monthly installments of $268, including interest at 14.9%.

Interest paid on all debt amounted to $53,798 in 2004 and $13,744 in 2003.

On March 5, 2005, the Company entered into an agreement with Woodlaken, LLC to borrow $40,000. The note bears interest at 12% and matures on May 6, 2005. Woodlaken is managed by Gary Laskowski, the Company’s Chairman of the Board, and Jonathan Betts, a director. Woodlaken holds 150,000 shares of Redeemable Series A Preferred Stock and holds warrants to acquire 300,000 shares of common stock. Woodlaken also holds an irrevocable proxy to vote all of the outstanding shares of Redeemable Series A Preferred Stock. See Note 7.

On March 16, 2005, the Company borrowed $100,000 from Jezebel Management Corporation. The note bears interest at 12% and matures on May 6, 2005. The president of Jezebel is Michael D’Amelio, a director of the Company. Jezebel holds 250,000 shares of Redeemable Series A Preferred Stock and holds warrants to acquire 500,000 shares of common stock.

The notes are secured by substantially all of the Company’s assets.

The Board of Directors has authorized the Company to borrow an additional $110,000 from Woodlaken, Jezebel, or others under the same terms. Additional amounts have not been borrowed to date.

5. RELATED PARTY TRANSACTIONS

In June 2003, the Company acquired multiple rights to technology that the Company believes is patentable from its president for 1,000,000 shares of its restricted Common Stock. The historic cost of this technology (which included patent applications that have not yet been filed) was minimal and has not been reflected in the Company’s financial statements.

 6. INCOME TAXES

Components of deferred income tax assets (liabilities) as of December 31, 2004 follow:

Net operating loss carryovers	$4,557,379
Accrued expenses	290,493
Equipment and intangible assets	(61,535)
$4,786,337
Valuation allowance	$(4,786,337)

A reconciliation of the income tax benefit computed at the U.S. federal statutory rate to income tax benefit shown in operations follows:

	Year Ended December 31
	2004	2003

Benefit at U.S. federal statutory rate (34%)	$2,161,880	$1,192,193
State income tax benefit (4%)	254,338	140,258
Change in valuation allowance	(2,416,218)	(1,332,451)
	$--	$--

At December 31, 2004 the Company has available federal net operating loss carryovers of $11,700,599, which expire through the year 2024. As a result of certain changes in stock ownership the Company’s ability to utilize its net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382. The Company has not analyzed its net operating loss carryovers to determine the extent of any restriction on its ability to utilize them.

7. CAPITAL TRANSACTIONS

In February 2004, the Company issued 35,000 shares of Series A convertible preferred stock and warrants to purchase 35,000 shares of common stock for $134,000 of cash and the extinguishment of debt with a carrying value of $6,000. In May 2004, the Series A convertible preferred stock and warrants were exchanged for 140,000 shares of Series A Redeemable Preferred Stock (the Redeemable Preferred) valued at $89,600 and warrants valued at $50,400 to purchase 280,000 shares of common stock.

At various dates from May 13, 2004 to December 23, 2004, the Company issued 2,360,000 shares of the Redeemable Preferred and warrants to purchase 4,720,000 shares of common stock. The warrants have an exercise price of $1.00 a share. Total cash proceeds from these transactions were $2,360,000 of which $1,570,550 was allocated to the Redeemable Preferred and $789,450 to the warrants. In connection with these issuances, the Company incurred costs of $791,622, including the issuance of warrants valued at $447,500 to purchase 250,000 shares of common stock. The Company allocated $593,717 of the transaction costs to the Redeemable Preferred and $197,906 to the warrants based on their relative fair values.

Also on May 13, 2004, the Company exchanged 621,474 shares of Redeemable Preferred and warrants to purchase 621,474 shares of common stock to extinguish debt and accrued interest with a carrying value of $621,474. Management concluded that the fair value of the Redeemable Preferred and warrants issued approximated the carrying value of the extinguished debt and accrued interest. The Company allocated $481,642 to Redeemable Preferred and $139,832 to warrants.

A beneficial conversion feature was attributable to certain of the above transactions since the fair value of the common stock on the date of commitment was in excess of the allocated value of the Redeemable Preferred. The beneficial conversion feature was limited to the allocated value of the Redeemable Preferred. The beneficial conversion feature was $1,829,792 and has been recorded as interest expense in 2004 since the Redeemable Preferred was convertible on the date of issuance.

The Redeemable Preferred is redeemable at the holders’ option on April 29, 2007 at $6.00 a share plus any accrued and unpaid dividends at $0.08 a share per year. The Redeemable Preferred has a liquidation preference of $4 a share through April 29, 2005, $5 a share to April 29, 2006, and $6 a share to April 29, 2007 plus accrued and unpaid dividends. Each share of the Redeemable Preferred is convertible at any time into one share of common stock by the holder. The Company can convert each share of the Redeemable Preferred into one share of common stock at any time only after payment of the liquidation preference. The holders of the Redeemable Preferred receive one vote for each share of common stock that the Redeemable Preferred is convertible into. Further, the affirmative vote of at least 75% of the Redeemable Preferred holders is required for certain transactions including the sale or liquidation of the Company, payment of dividends, repurchase or issuance of capital stock, issuance of indebtedness, and purchase of securities of another company. Each holder of Redeemable Preferred has agreed to give Woodlaken LLC (Woodlaken) an irrevocable proxy to vote their shares for directors and other matters. As such, Woodlaken is able to elect a majority of the Company’s board of directors and exercise significant influence over all matters requiring stockholder approval.

The Company classifies the Redeemable Preferred as a liability due to the mandatory redemption provision. The carrying value of the Redeemable Preferred is being accredited to the redemption using the interest method. The Company recorded $1,015,444 of accretion in which is included in operations in 2004.

Following is a summary of the changes during 2004 in the Redeemable Preferred carrying amount:

Issuances for cash	$1,570,550
Issuance in exchange for Series A convertible preferred stock	89,600
Issuances for extinguishment of debt	481,642
Accretion	1,015,444
Allocated transaction costs:
Paid in cash	(258,092)
Paid with warrants	(335,625)
(593,717)

Balance at December 31, 2004	$2,563,519

In February 2004, noteholders converted convertible debt with a carrying value of $125,000 plus interest of $9,829 into 85,760 shares of common stock. Interest expense relating to the beneficial conversion feature on this note was $135,316.

During 2004, the Company extinguished debt with a carrying value of $63,000 with the payment of cash of $30,000 and the issuance of warrants valued at $5,401 to purchase 10,000 shares of common stock resulting in a gain on extinguishment of $27,599.

During 2004, the Company issued options valued at $1,304,887 to purchase 255,335 shares of common stock at $1.00 per share and 50,000 shares of common stock at $2.00 per share. These options were issued to extinguish previous obligations for compensation owed to former employees. The fair value of the options issued exceeded the accrued compensation resulting in an extinguishment loss of $1,199,552.

During 2004, warrants valued at $112,000 to purchase 150,000 shares of common stock at $2.00 a share and 50,000 shares of common stock at $3.15 a share were issued for services. The fair value of the services approximated the fair value of the warrants.

As a result of the above transactions, warrants to purchase an aggregate of 6,081,474 shares of common stock were issued during 2004 and are outstanding at December 31, 2004.

During 2003, the Company sold 64,585 shares of its common stock at prices from $1.00 to $2.00 per share for aggregate proceeds of $105,170.

During 2003, the Company issued 285,000 shares of its common stock to three consultants for accrued payroll and for unreimbursed business expenses. These shares were valued at $2.00 per share or $570,000.

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

8. STOCK OPTION PLAN AND WARRANTS

The Company has a stock option plan for key employees, directors and consultants. All option grants are approved by the Board of Directors who determines the number of options, the exercise price, and the vesting period. Options granted under the plan have exercise prices of not less than fair market value of common stock on the grant date.

Stock option activity for the years ended December 31, 2004 and 2003 follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2002	--	$--

Options granted	242,500	2.00

Outstanding at December 31, 2003	242,500	2.00

Options granted:
To former employees for extinguishment of compensation obligation	305,335	1.16
To directors	100,000	0.55
To executives	200,000	0.55
	605,335	0.86

Outstanding at December 31, 2004	847,835	$1.71

At December 31, 2004, 647,835 options with a weighted average exercise price of $1.38 were exercisable. At December 31, 2003, 242,500 options with a weighted average exercise price of $2.00 were exercisable.

The following table summarizes the Company’s stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of exercise prices	Number	Weighted average remaining life	Weighted average exercise price	Number	Weighted average exercise price
$0.55 to $1.00	555,335	$7.17	$0.76	355,335	$0.87
$2.00	292,500	2.12	2.00	292,500	2.00
	847,835			647,835

During 2003, the Company issued 242,500 shares of common stock to certain employees as compensation for services. As a result of the explanation of the income tax effects to the recipient of the issuances of the shares, the Company and the employees agreed that the issuances of theses shares was in error and agreed that they should be cancelled. At the time of the cancellation, 242,500 stock options were issued to such employees. As indicated in the significant accounting policies the Company follows APB 25; accordingly, no compensation has been recorded for such options.

Warrant activity for 2004 and 2003 follows:

	Number of Warrants	Weighted Average Exercise Price

Warrants granted	225,792	$2.14

Outstanding and exercisable at December 31, 2003	225,792	2.14

Warrants granted:
In connection with the issuance of preferred stock	5,621,509	1.00
Issued for services and to extinguish debt	460,000	1.26
Other	157,121	1.92
	6,238,630	1.04

Warrants cancelled	(35)	4.00

Outstanding and exercisable at December 31, 2004	6,464,387	$1.08

At December 31, 2004, there are 10,433,696 shares of common stock reserved for future issuance upon the exercise of outstanding warrants and options and the conversion of outstanding Redeemable Preferred Stock.

9. COMMITMENT AND CONTININGENCIES

Lease Commitment - The Company has a noncancellable operating lease for office, research, testing and warehouse facilities. The lease expires September 1, 2005 but may be renewed for an additional two years. The future minimum lease payments to its expiration aggregate $19,200.

Rent expense was $43,536 for 2004 and $75,064 for 2003.

Contingencies - In March 2004, Ann Poyas, the Company’s former chief operating officer and a former director, her husband, Donald Poyas, the former Vice President of Procurement, and their son, Michael Poyas, a former consultant to the Company, brought a lawsuit against us in the Circuit Court for Charles County, Maryland, alleging that they are owed in the aggregate approximately $3,000,000. The Company believes that it has good and meritorious defenses against the complaint and intends to defend it vigorously. The Company has included an amount for unpaid salaries to these individuals in its accrued expenses.

In July, 2004, Charles Shannon, the Company’s former Vice President of Sales and a former director, brought a lawsuit against the Company in the Circuit Court for Charles County, Maryland, alleging that he is owed approximately $2,000,000. The Company believes that it has good and meritorious defense against the complaint and intends to defend it vigorously.

The Company has accrued amounts that, in the opinion of management, fully reflect any liability the Company may have with respect to these lawsuits.

In May, 2004, Donald James, the Company’s former president, submitted, in writing, a claim alleging that he is owed unpaid wages. The Company disagrees with the claim; no additional action has been brought by Mr. James.

10. CONCENTRATION OF RISK

Customers - The Company’s three largest customers accounted for approximately 40% of the net sales for the year ended December 31, 2004.

Supplier - Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were unable to continue fulfilling the Company’s orders, it would have a materially adverse effect on the Company’s operations.

11. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For 2004, the Company had a net loss of $6,358,472 and used cash of $1,856,150 in operating activities. As of December 31, 2004 the Company has a working capital deficiency of $913,340 and a deficiency in assets of $2,987,500. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is in the continuing process of implementing its business plan and has begun to sell its marine propulsion systems. Additionally, management is actively seeking additional sources of capital. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long-term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Exhibit Index

Exhibit No.	Description
10.34	Senior Secured Promissory Note issued to Woodlaken, LLC dated March 7, 2005
10.35	Security Agreement by and among Solomon Technologies, Inc., Woodlaken, LLC and Jezebel Management Corporation dated March 7, 2005, as amended as of March 16, 2005
10.36	Senior Secured Promissory Note issued to Jezebel Management Corporation dated March 16, 2005
23.1	Consent of Radin, Glass & Co., LLP
23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm
31.1	Section 302 Certification-President
31.2	Section 302 Certification-Chief Financial Officer
32.1	Section 906 Certification-President
32.1	Section 302 Certification-Chief Financial Officer
99.1	Risk Factors