Form 10QSB
period 2005-03-31
SOLOMON TECHNOLOGIES INC
filed 2005-05-16
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number: 000-50532
SOLOMON TECHNOLOGIES, INC ..
(Exact name of small business issuer as specified in its charter)

Delaware	52-1812208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 L&R Industrial Blvd.
Tarpon Springs, Florida 34689
(Address of principal executive offices)

(727) 934-8778
Issuer’s Telephone Number

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

As of May 10, 2005, there were 5,326,288 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART 1

ITEM 1.  FINANCIAL INFORMATION

SOLOMON TECHNOLOGIES, INC.

BALANCE SHEET

MARCH 31, 2005

(UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$23,012
Accounts receivable	995
Inventory	47,597
Prepaid expenses	15,575

Total current assets	87,179

Intangible assets, net	447,061
Equipment, net	26,876

Total assets	$561,116

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES:

Notes payable	$54,985
Notes payable to relates parties	190,000
Accounts payable	555,861
Accrued expenses	148,272
Customer deposits	4,470
Accrued payroll and payroll taxes	660,556
Current portion of long-term debt	2,583
Total current liabilities	1,616,727

Long-term debt, less current portion	6,564

REDEEMABLE SERIES A PREFERRED STOCK:
Designated 7,000,000 shares; 3,071,474 shares issued and outstanding; redemption value at April 29, 2007 of $19,134,430	3,172,610
Total liabilities	4,795,901

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN ASSETS:
Common stock: $.001 par value, 50,000,000 shares authorized, 5,276,288 shares issued and outstanding	5,276
Additional paid-in capital	12,904,967
Accumulated deficit	(17,145,028)

Deficiency in assets	(4,234,785)

Total liabilities and deficiency in assets	$561,116
See accompanying notes.

SOLOMON TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
NET SALES	$25,165	$56,068

COST OF GOODS SOLD	53,275	27,375

GROSS MARGIN	(28,110)	28,693

OPERATING EXPENSES:
Salaries and benefits	175,623	126,309
Noncash compensation	—	42,000
Professional fees	209,512	40,380
Advertising	10,340	27,488
Travel and entertainment	61,145	11,838
Rent	8,119	16,136
Other general and administrative	233,974	65,251

TOTAL OPERATING EXPENSES	698,713	329,402

OPERATING LOSS	(726,823)	(300,709)
OTHER
Interest expense	(653,038)	(164,043)
Loss on extinguishment of debt	(39,924)	—

NET LOSS	(1,419,785)	(464,752)

Preferred stock dividend	—	1,400

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,419,785)	$(466,152)

NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(0.27)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING	5,176,796	4,870,928

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,419,785)	$(464,752)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued in lieu of salaries or services	90,000	42,000
Extinguishment loss on conversion of redeemable Series A preferred stock	39,924	—
Depreciation and amortization	24,872	37,515
Amortization of note discount	—	25,080
Accretion	651,667	—
Interest recorded in connection with conversion of debt	—	135,315
Changes in operating assets and liabilities:
Accounts receivable	(562)	(5,544)
Inventory	12,520	—
Other assets	24,445	—
Accounts payable and accrued expenses	183,771	(13,097)
Customer deposits	4,470	(3,781)
Accrued payroll and payroll taxes	(24,976)	93,974

NET CASH USED BY OPERATING ACTIVITIES	(413,654)	(153,290)

INVESTING ACTIVITIES:
Purchase of equipment	(1,998)	—

NET CASH USED BY INVESTING ACTIVITIES	(1,998)	—

FINANCING ACTIVITIES:
Proceeds from the issuance of Series A convertible preferred stock	—	134,000
Proceeds from the issuance of notes payable to related parties	190,000	—
Repayments of notes and loans payable	(360)	(1,959)

NET CASH PROVIDED BY FINANCING ACTIVITIES	189,640	132,000

CHANGE IN CASH AND CASH EQUIVALENTS	(226,012)	(21,249)
CASH AND CASH EQUIVALENTS, beginning of period	249,024	50,670

CASH AND CASH EQUIVALENTS, end of period	$23,012	$29,421

Supplemental Disclosure of Cash Flow Information:

Noncash investing and financing activities:
Conversion of bridge financing and accrued interest into common stock	$—	$134,829

Conversion of accrued payroll and expenses into common stock	$—	$6,000

See accompanying notes

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Solomon Technologies, Inc. (“STI” or the “Company”) develops and markets electric propulsion systems for marine applications. Management believes that the Company’s systems will have additional applications in the transportation, industrial and commercial sectors.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited. They reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2004 contained in the annual report on Form 10-KSB as filed with the SEC. Operating results for interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACCRUED PAYROLL AND PAYROLL TAXES

As of March 31, 2005, the Company had accrued payroll and unpaid payroll taxes of approximately $65,000 and accrued interest and penalties of $180,000 with respect to such taxes. The Company has received notice of delinquency from the U.S. Internal Revenue Service and believes that such notice could severely impact its operations or cause the Company to cease operations.

NOTE 3 - NOTES PAYABLE

On March 5, 2005, the Company borrowed $40,000 from Woodlaken, LLC. The note bears interest at 12% per annum, matures on July 15, 2005 and is secured by a lien on all of the Company’s assets. Woodlaken is managed by Gary Laskowski, the Company’s Chairman of the Board, and Jonathan Betts, a director. Woodlaken holds 150,000 shares of redeemable Series A preferred stock and warrants to acquire 300,000 shares of common stock. Woodlaken also holds an irrevocable proxy to vote all of the outstanding shares of redeemable Series A preferred stock.

On March 16, 2005, the Company borrowed $100,000 from Jezebel Management Corporation. The note bears interest at 12% per annum, matures on July 15, 2005 and is secured by a lien on all of the Company’s assets. The president of Jezebel is Michael D’Amelio, a director of the Company. Jezebel holds 250,000 shares of redeemable Series A preferred stock and warrants to acquire 500,000 shares of common stock.

On March 31, 2005, the Company borrowed $50,000 from Pinetree (Barbados) Inc. The note, which is dated April 1, 2005, bears interest at 12% and matures on July 15, 2005. Pinetree (Barbados) Inc. holds 1,171,474 of shares of redeemable Series A preferred stock and holds warrants to acquire 1,171,474 shares of common stock.

NOTE 4 - STOCK OPTIONS AND WARRANTS

The Company has a stock option plan for key employees, directors and consultants. All option grants are approved by the Board of Directors, which determines the number of options, the exercise price and the vesting period. Options granted under the plan have exercise prices of not less than the fair market value of the common stock on the grant date. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123, "Accounting for Stock-Based Compensation".

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period. As of December 31, 2004 and 2003, all outstanding options and warrants were fully vested and exercisable. No options or warrants were issued for the periods ended March 31, 2005 and 2004. As such, there would have been no additional compensation expense had the Company applied the fair value recognition provisions of SFAS No. 123 for the three month periods ended March 31, 2005 and 2004.

In December 2004, the FASB issued a revised standard, SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on current fair value. The fair value of those awards will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over that period. Under a rule adopted by the SEC on April 14, 2005, the Company is allowed to implement SFAS No. 123R for its fiscal year beginning January 1, 2006. The Company has not yet attempted to evaluate the likely effects on its financial statements.

During the three month period ended March 31, 2005, holders exercised 350,000 warrants in cashless transactions. In connection therewith, the Company issued 220,911 shares of common stock. Also in 2005, the Company completed a prior year transaction by exchanging 80,000 shares of common stock for 80,000 stock options.

There were 567,835 outstanding options with a weighted average exercise price of $1.29 per share and 6,114,387 outstanding warrants with a weighed average exercise price of $1.10 per share as of March 31, 2005.

NOTE 5 - REDEEMABLE PREFERRED STOCK

In January 2005, a preferred stock shareholder converted 50,000 shares of redeemable Series A preferred stock to 50,000 shares of common stock. In connection with this transaction, the Company recorded a $39,924 loss on extinguishment of debt which represented the difference between the carrying value of the preferred stock and the fair value of the common stock issued on the date of the transaction.

NOTE 6 - CONTINGENCIES

In March 2004, Ann Poyas, the Company’s former chief operating officer and a former director, her husband, Donald Poyas, the Company’s former vice president of procurement, and their son, Michael Poyas, a former consultant to the Company, brought a lawsuit in the Circuit Court for Charles County, Maryland, alleging that they are owed in the aggregate approximately $3,000,000. The Company believes that it has good and meritorious defenses against the complaint and is defending it vigorously.

In July 2004, Charles Shannon, the Company’s former vice president of sales and a former director, brought a lawsuit against the Company in the Circuit Court for Charles County, Maryland, alleging that he is owed approximately $2,000,000. The Company believes that it has good and meritorious defense against the complaint and is defending it vigorously.

The Company has accrued amounts that, in the opinion of management, fully reflect any liability the Company may have with respect to these lawsuits.

In May 2004, Donald James, the Company’s former president, submitted a claim alleging that he is owed unpaid wages. The Company believes that it has good and meritorious defenses against the complaint and is defending it vigorously.
The Company disagrees with the claim, no additional action has been brought by Mr. James.

NOTE 7 - CONCENTRATION OF RISK

Customers:

Two customers accounted for 67% and 29%, respectively, of sales for the three months ended March 31, 2005.

Supplier:

Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company’s orders, it could have a materially adverse effect on the Company’s financial position.

NOTE 8 - SUBSEQUENT EVENTS

On April 1, 2005, the Company borrowed $10,000 from Woodlaken, LLC. The note bears interest at 12% per annum, matures on July 15, 2005 and is secured by a lien on all of the Company’s assets. Woodlaken is managed by Gary Laskowski, the Company’s Chairman of the Board, and Jonathan Betts, a director. Woodlaken holds 150,000 shares of redeemable Series A preferred stock and warrants to acquire 300,000 shares of common stock. Woodlaken also holds an irrevocable proxy to vote all of the outstanding shares of redeemable Series A preferred stock.

On April 18, 2005, the Company borrowed $75,000 from Jezebel Management Corporation. The note bears interest at 12% per annum, matures on July 15, 2005 and is secured by a lien on all of the Company’s assets. The president of Jezebel is Michael D’ Amelio, a director of the Company. Jezebel holds 250,000 shares of redeemable Series A preferred stock and warrants to acquire 500,000 shares of common stock.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the first three months of 2005, the Company had a net loss of $1,419,785 and used cash of $413,654 in operating activities. As of March 31, 2005, the Company has a working capital deficiency of $1,529,548 and a deficiency in assets of $4,234,785. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

Management is continuing to implement its business plan and has begun to sell the Company’s marine propulsion systems. Additionally, management is actively seeking additional sources of capital. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the quarters ended March 31, 2005 and 2004 should be read in conjunction with our financial statements included elsewhere in this Quarterly Report.

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

Our goal is to increase revenue significantly, generate enough cash to finance our operations and growth and, eventually, become profitable. We currently do not generate enough cash from operations to continue operations indefinitely. Our ability to continue is dependent on either raising significant capital or increasing revenue, or both. If we are unable to raise such capital and unable to increase revenue significantly, we will likely not be able to generate enough cash to continue operations. As a result, we would have to seek alternative opportunities, such as selling our assets or seeking a merger partner or other business combination; otherwise we may default on our debt obligations and lose our assets to our creditors.

In February 2004, we issued 35,000 shares of preferred stock and warrants to purchase 35,000 shares of common stock to five investors for $140,000. On April 15, 2004, the five investors from the February 2004 private placement unanimously consented to an amendment to the existing Series A convertible preferred stock designation and, in return, exchanged their investment in the February 2004 private placement for an aggregate of 140,000 shares of redeemable Series A preferred stock and 280,000 warrants. In May 2004, we completed a private placement of our redeemable Series A preferred stock, a mandatorily redeemable, convertible preferred stock, and warrants to purchase common stock, raising gross proceeds from the offering of $1,745,000, before deducting placement agent fees and costs. On November 5, 2004, we sold an aggregate of 390,000 shares of redeemable Series A preferred stock and warrants to purchase an aggregate of 780,000 shares of common stock to five investors for $1.00 per unit in the initial closing of a second private placement of our redeemable Series A preferred stock and warrants. We sold an aggregate of an additional 225,000 shares of redeemable Series A preferred stock and warrants to purchase an additional 450,000 shares of common stock to two investors in a second closing of the private placement on December 23, 2004.

We used a portion of the net proceeds of the November and December 2004 private placement to expand our marketing program and to meet our inventory needs. We believe that we can increase our revenue over the next two years by establishing a stronger sales presence to OEMs and by increasing substantially the number of retrofit sales, which we intend to accomplish primarily through distributors.

We borrowed $275,000 in short-term debt financing from three of our principal stockholders in March and April 2005. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $225,000 of short-term debt financing. We expect to seek additional capital through the sale of debt and/or equity securities in the second quarter of 2005 in order to fund our operating capital needs.

Results of Operations

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

The following should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The following table sets forth, as a percentage of sales, certain items appearing in our statements of operations.

For the three months ended March 31, 2005 we generated revenues of $25,165 as compared to $56,068 for the comparable period ended in 2004. Cost of products sold for the three months ended March 31, 2005 was $53,275 generating a loss of $28,110, or 53% of revenues. Cost of products sold for the three months ended March 31, 2004 was $27,375 generating a gross profit of $28,693, or 51% of revenues. The marked decrease in our margin was due a significant drop in sales, our inability to achieve efficiencies with our primary manufacturer and other suppliers and additional warranty costs not associated with current revenue in the quarter. We believe we will improve margins and, with an increase in sales, achieve economies of scale.

Salaries and benefits for the three months ended March 31, 2005 were $175,623 compared to $126,309 for the three months ended March 31, 2004, an increase of $49,314, or 39%. This increase was due primarily to the increase in additional staff during the last two quarters of 2004. A contributing factor was the payment of employee compensation in cash in the first quarter of 2005 rather than in stock as in the first quarter of 2004. We reduced our payroll substantially during the first quarter of 2005 and expect salaries and benefits to decrease in the second quarter of 2005.

There was no non-cash compensation for the three months ended March 31, 2005 compared to $42,000 for the three months ended March 31, 2004. Non-cash compensation paid in 2004 consisted of common stock issued to consultants and employees for services rendered.

Professional fees for the three months ended March 31, 2005 were $209,512 as compared to $40,380 for the three months ended March 31, 2004, an increase of $169,132, or 419%. This increase is due primarily to costs associated with reporting to the SEC and our efforts to resolve disputes with several former employees.

Advertising expense for the three months ended March 31, 2005 was $10,340 as compared to $27,488 for the three months ended March 31, 2004, a decrease of $17,148, or 62%. The decrease in advertising expense was due to a change in our marketing focus to emphasize trade shows.

Travel and entertainment costs for the three months ended March 31, 2005 were $61,145 as compared to $11,838 for the three months ended March 31, 2004, an increase of $49,307, or 417%. The increase in travel and entertainment costs was due primarily to an expanded presence at trade shows and travel by a full time sales manager who worked to expand our distribution. Travel to perform warranty repair service was also a contributing factor.

Rent for the three months ended March 31, 2004 was $8,119 as compared to $16,136 for the three months ended March 31, 2004 a decrease of $8,017, or 50%. The decrease resulted primarily from the closing of our Benedict, Maryland sales office in February 2004. In the fourth quarter of 2004, we issued warrants to purchase 10,000 shares of our common stock at a price of $4.00 per share to Charles County EDC, the owner of the leased premises, in connection with the termination of the lease.

Other general and administrative costs for the three months ended March 31, 2005 were $233,974 as compared to $65,251 for the three months ended March 31, 2004, an increase of $168,723, or 259%. These costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing. The increase reflected the purchase of materials required to attend trade shows, a write down of certain intellectual property, and staffing levels that were higher than in the first quarter of 2004. We substantially reduced staffing levels by the end of the first quarter of 2005. We also agreed to issue 50,000 shares of common stock in 2005 to certain individuals for past services. Such shares were valued at $90,000. We expect our general and administrative costs to decrease in the second quarter of 2005.

We incurred interest expense of $653,038 for the first three months of 2005. Interest expense incurred for the three months ended March 31, 2004 was $164,043. The increase of $488,995 in interest expense was due primarily to interest accretion of $651,667 recorded on our redeemable Series A preferred stock.

We recognized a loss of $39,924 in connection with the conversion of 50,000 shares of redeemable Series A preferred stock for 50,000 shares of common stock.

We reported a net loss for the three months ended March 31, 2005 of $1,419,785. Our net loss for the three months ended March 31, 2004 was $464,752.

Our overall per-share loss for the three months ended March 31, 2005 was $0.27 per share. Our overall per-share loss for the three months ended March 31, 2004 was $0.10.

Liquidity and Capital Resources

Our available cash balance at March 31, 2005 was approximately $23,012, and is approximately $10,335 at May 5, 2005. From January 1, 2003 through December 31, 2004, we raised an aggregate of approximately $2,069,250 in capital, net of transaction costs, through the sale of our securities in private placements made in accordance with Rule 506 under the Securities Act of 1933. In addition, we borrowed $275,000 in short-term debt financing from three of our principal stockholders in March and April 2005. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $225,000 of short-term debt financing. We expect to seek additional capital through the sale of debt and/or equity securities in the second quarter of 2005 in order to fund our operating capital needs, although we cannot assure you that we will be able to obtain any of such additional capital.

During the three months ended March 31, 2005, we used net cash of $413,654 for operations. This consisted of a net loss of $1,419,785 offset by a net decrease in our operating assets of $36,403, amortization, depreciation and other non-cash expenses of $154,796, accretion on mandatorily redeemable preferred stock of $651,667, increases in our liabilities consisting of accounts payable and accrued expenses of $183,771 and $4,470 in customer deposits received offset by a decrease of 24,976 in accrued payroll and payroll taxes. Additionally, we had net cash flows from financing activities of $189,640 consisting primarily of proceeds from notes payable.

We presently do not have any plans to purchase a new facility or significant new equipment, except that we are negotiating with a customer to lease the customer’s boat for use as a demonstration platform.

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of March 31, 2005 we have deficiencies in both working capital and net assets. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. We are currently seeking additional financing to fund operations to achieve acceptable sales levels.

Off-Balance Sheet Arrangements

Under an agreement with Homewood Products Corporation, the supplier of our electric motors, that expired on December 31, 2004, we were required to purchase at least 100 electric motors during 2004. As we purchased only 25 electric motors in 2004, we were obligated to pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100, or an aggregate of $466,200 for the 75 motors we did not purchase. We have not yet paid this amount to Homewood. We are currently negotiating with Homewood to reduce or eliminate this obligation. If we are required to purchase the additional motors we believe we could recover all our cost.

Except as set forth above, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding

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

•	industry competition, conditions, performance and consolidation,

•	legislative and/or regulatory developments,

•	the effects of adverse general economic conditions, both within the United States and globally,

•	any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts, and

•	other factors described in the “Risk Factors” contained in Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our president and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our president and chief financial officer concluded that our company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

On January 14, 2005, we issued 106,078 shares of common stock upon exercise of options to purchase 125,000 shares of our common stock on a cashless basis to the placement agent for our April-May 2004 private placement. On January 28, 2005, we issued 51,526 shares of our common stock upon exercise of a warrant to purchase 100,000 shares of our common stock on a cashless basis to an investor from our April-May 2004 private placement. On January 26, 2005, we issued 100,690 shares of our common stock to a second investor in our April-May 2004 private placement who (i) converted 50,000 shares of our Series A Preferred Stock and (ii) exercised a warrant to purchase 100,000 shares of our common stock on a cashless basis. On March 14, 2005, we issued 12,617 shares of our common stock upon exercise of a warrant to purchase 25,000 shares of our common stock on a cashless basis to a third investor from our April-May 2004 private placement.

On April 8, 2005, we issued 50,000 shares to two investors in consideration for past services.

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

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Securities

We did not repurchase any shares of our common stock during the first quarter of 2005.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Senior Secured Promissory Note issued to Pinetree (Barbados), Inc. dated April 1, 2005.
10.2	Senior Secured Promissory Note issued to Woodlaken, LLC dated April 1, 2005.
10.3	Senior Secured Promissory Note issued to Jezebel Management Corporation dated April 18, 2005
10.4	Note Extension Agreement dated April 5, 2005, among the Registrant, Woodlaken, LLC, Jezebel Management Corporation and Pinetree (Barbados), Inc.
31.1	Certification by President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 16, 2005

SOLOMON TECHNOLOGIES, INC.

By: /s/ Peter W. DeVecchis, Jr
Peter W. DeVecchis, Jr.
President
(principal executive officer)

By: /s/ Samuel F. Occhipinti
Samuel F. Occhipinti
Chief Financial Officer
(principal financial and accounting officer)