Form 10QSB
period 2005-06-30
SOLOMON TECHNOLOGIES INC
filed 2005-08-15
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number: 000-50532

SOLOMON TECHNOLOGIES, INC .
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

As of August 12, 2005, there were 7,251,261 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,”“us,”“our,”“Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART 1
ITEM 1.	FINANCIAL INFORMATION

Solomon Technologies, Inc.
Balance Sheet
June 30, 2005
(Unaudited)

Assets:
Cash and cash equivalents	$2,305
Accounts receivable	937
Inventory	36,215
Prepaid expenses	2,546

Total current assets	42,003

Intangible assets, net	426,153
Equipment, net	11,494

Total assets	$479,650

Liabilities and Deficiency in Assets

Current Liabilities:
Notes payable	$54,985
Notes payable to related parties	378,000
Accounts payable	661,296
Accrued expenses	143,963
Accrued payroll and payroll taxes	268,668

Total liabilities	1,506,912

Redeemable Series A preferred stock:
Designated 7,000,000 shares; 3,071,474 shares issued and outstanding; redemption value at April 29, 2007 of $19,134,430	3,965,013

Total liabilities	5,471,925

Commitments and contingencies:

Deficiency in Assets:
Common Stock: $.001 par value, 50,000,000 shares authorized; 7,124,507 shares issued and outstanding	7,125
Additional paid-in capital	14,059,607
Accumulated deficit	(19,059,007)

Deficiency in assets	(4,992,275)

Total liabilities and deficiency in assets	$479,650

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Sales	$37,908	$7,637	$63,073	$63,705

Cost of Goods Sold	26,897	41,568	80,171	68,942

Gross Margin	11,011	(33,931)	(17,098)	(5,237)

Operating Expenses
Salaries and benefits	76,477	86,427	252,101	212,736
Noncash compensation	573,061	962,000	573,061	1,004,000
Professional fees	180,327	70,435	389,839	110,815
Advertising	3,240	36,932	13,581	64,420
Travel and entertainment	16,824	32,084	77,970	43,922
Rent	8,233	7,992	16,353	24,128
Other general and administrative	264,505	193,192	498,252	258,413

Total Operating Expenses	1,122,667	1,389,062	1,821,157	1,718,434

Operating Loss	(1,111,656)	(1,422,993)	(1,838,255)	(1,723,671)

Interest expense	802,323	1,430,901	1,455,585	1,594,944

Loss on extinguishment of debt	-	-	39,924	-

Net Loss	$(1,913,979)	$(2,853,894)	$(3,333,764)	$(3,318,615)

Net Loss per share	$(0.32)	$(0.58)	$(0.59)	$(0.68)

Weighted average shares outstanding	6,035,560	4,912,856	5,606,178	4,869,976

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004

Operating Activities:
Net Loss	$(3,333,764)	$(3,318,615)

Adjustments to reconcile net loss to net cash used in operations
Common stock issued in lieu of salaries and services	810,397	1,004,000
Amortization and depreciation	48,978	66,814
Amortization of note discount	-	25,080
Beneficial conversion feature	-	1,188,107
Accretion	1,444,070	179,922
Extinguishment loss on conversion of redeemable Series A preferred stock	39,924	-
Interest recorded, monthly dividend on redeemable Series A preferred stock	-	24,667
Interest recorded in connection with conversion of debt		190,666
Loss on sale of equipment	371	-

Changes in operating assets and liabilities:
Accounts receivable	(504)	154
Inventory	23,902	(119,058)
Other assets	37,474	(63,591)
Accounts payable and accrued expenses	335,675	(130,304)
Customer deposits	-	418
Accrued payroll and payroll taxes	(31,550)	4,662

Net cash used by operating activities	(625,027)	(947,078)

Investing activities:
Purchase of equipment	(685)	-
Proceeds from sale of equipment	10,500	-
	9,815	-

Financing Activities:
Proceeds from issuance of notes payable to related parties	378,000	-
Repayment of notes and loans payable	(9,507)	-
Proceeds from the sale of redeemable Series A preferred stock	-	1,610,815
Net cash provided by financing activities	368,493	1,610,815

Change in cash and cash equivalents	(246,719)	663,737

Cash and cash equivalents, beginning of period	249,024	50,670

Cash and cash equivalents, end of period	$2,305	$714,407

Supplemental Disclosure of Cash Flow information:

Noncash investing and financing activities:
Settlement of accrued expenses with common stock	$385,314	$-
Conversion of Pinetree Note	$-	$621,474

See accompanying notes.

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

NOTE 2 - ACCRUED PAYROLL AND PAYROLL TAXES

As of June 30, 2005, the Company had accrued payroll and unpaid payroll taxes of approximately $65,000 and accrued interest and penalties of $180,000 with respect to such taxes. The Company has received notice of delinquency from the U.S. Internal Revenue Service and believes that such notice could severely impact its operations or cause the Company to cease operations.

NOTE 3 - NOTES PAYABLE

On March 5, 2005 and April 5, 2005, the Company borrowed a total of $50,000 from Woodlaken, LLC. The notes bear interest at 12% per annum, mature on August 15, 2005 and are secured by a lien on all of the Company’s assets. Woodlaken is managed by Gary Laskowski, the Company’s Chairman of the Board, and Jonathan Betts, a director. Woodlaken holds 150,000 shares of redeemable Series A preferred stock and warrants to acquire 300,000 shares of common stock. Woodlaken also holds an irrevocable proxy to vote all of the outstanding shares of redeemable Series A preferred stock.

On March 16, and April 18, 2005, the Company borrowed a total of $175,000 from Jezebel Management Corporation. The notes bear interest at 12% per annum, mature on August 15, 2005 and are secured by a lien on all of the Company’s assets. The president of Jezebel is Michael D’Amelio, a director of the Company. Jezebel holds 250,000 shares of redeemable Series A preferred stock and warrants to acquire 500,000 shares of common stock.

On March 31, 2005, the Company borrowed $50,000 from Pinetree (Barbados) Inc. The note, which is dated April 1, 2005, bears interest at 12% and matures on August 15, 2005. Pinetree (Barbados) Inc. holds 1,171,474 of shares of redeemable Series A preferred stock and holds warrants to acquire 1,171,474 shares of common stock.

On May 25, 2005 the Company borrowed $100,000 from the Coady Family LLC. The note bears interest at 12% per annum and matures on August 15, 2005. The Coady Family holds 200,000 shares of series A preferred stock and a warrant to acquire 400,000 shares of common stock.

NOTE 4 - STOCK COMPENSATION

The Company has a stock option plan for key employees, directors and consultants. All option grants are approved by the Board of Directors, which determines the number of options, the exercise price and the vesting period. Options granted under the plan have exercise prices of not less than the fair market value of the common stock on the grant date. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123, " Accounting for Stock-Based Compensation ".

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period. As of December 31, 2004 and 2003, all outstanding options and warrants were fully vested and exercisable. No options or warrants were issued for the periods ended June 30, 2005 and 2004. As such, there would have been no additional compensation expense had the Company applied the fair value recognition provisions of SFAS No. 123 for the three and six month periods ended June 30, 2005 and 2004.

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

NOTE 5 - ISSUANCES OF CAPITAL STOCK

During the six month period ended June 30, 2005, holders exercised 475,000 warrants in cashless transactions. In connection therewith, the Company issued 303,689 shares of common stock. Also in 2005, the Company completed a prior year transaction by exchanging 80,000 shares of common stock for 80,000 stock options.

As of June 30, 2005, there were 567,835 outstanding options with a weighted average exercise price of $1.29 per share and 5,941,894 outstanding warrants with a weighed average exercise price of $1.10 per share .

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

In May 2004, the Company entered into an employment agreement with its president that provides for the grant of 100,000 shares of restricted common stock. The restricted shares vest ratably over five years of service. The Company recognizes compensation expense over the vesting period. In May 2005, the Company issued 20,000 vested shares of common stock to the president in accordance with the employment agreement.

On April 4, 2005, the Company issued 50,000 shares of common stock in consideration for past services.

On May 18, 2005, the Company issued and sold an aggregate of 330,000 shares of common stock to Charles Shannon and Mr. Shannon’s counsel, Mark Hardcastle. Mr. Shannon, our former Vice President of Sales and a former director, had brought a lawsuit against the Company in Circuit Court for Charles County, Maryland, alleging that he was owed approximately $2,000,000. The shares were issued in settlement of this claim.

On May 25, 2005, the Company granted an aggregate of 450,000 shares of common stock to the Company’s President, Peter DeVecchis, Jr., its Chief Financial Officer, Sam Occhipinti, and its directors, Jonathan Betts, Michael D’Amelio and Gary Laskowski. These shares of common stock were granted in partial consideration for each person’s past contributions to the Company and to encourage their continued service to the Company.

On May 26, 2005, the Company issued an aggregate of 775,000 shares of common stock to Anita Ann Poyas, Donald H. Poyas, Michael V. Poyas and Mark J.Hardcastle, counsel to Anita, Donald and Michael Poyas. Anita Poyas, the Company’s former chief executive officer and a former director, Donald Poyas, the Company’s former vice president of procurement and Michael Poyas, a former consultant to the Company, brought a lawsuit against the Company alleging they were owed in the aggregate approximately $3,000,000. The shares were issued in settlement of this claim. The Company recorded additional expense of approximately $293,000 relating to this matter in 2005.

On May 26, 2005, The Company issued an aggregate of 105,000 shares of common stock to James T. Kirk, John R. Mikach and Barry DeGroot, designess of Homewood Products Corporation, in settlement of amounts owed by the Company to Homewood pursuant to a manufacturing agreement between the Company and Homewood dated August 25, 2003.

On June 2, 2005, the Company issued 7,800 shares of common stock to Robert Kaper and 10,000 shares of common stock to Investor Awareness, Inc. These shares were issued in settlement of indebtedness arising from services rendered to the Company by Mr. Kaper and Investor Awareness, Inc.

On June 27, 2005, the Company issued 15,000 shares of common stock to Hugh Murray. These shares were issued in settlement of indebtedness from services rendered to the Company by Mr. Murray.

In the aggregate, 15,162 shares of common stock were also issued during the six months ended June 30, 2005 for prior services.

None of the shares referred to above were issued for cash. Expense of $810,397 (including $573,061 of noncash compensation) related thereto was recognized during the six months ended June 30, 2005. Expense was based on the fair value of the shares issued.

NOTE 6 - CONCENTRATION OF RISK

Customers:

Two customers accounted for 41% and 22%, respectively, of sales for the three months ended June 30, 2005. Two customers accounted for 51% and 25%, respectively, of sales for the six months ended June 30, 2005.

Supplier:

Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company’s orders, it could have a materially adverse effect on the Company’s financial position.

NOTE 7 - SUBSEQUENT EVENTS

On July 8, 2005, the Company borrowed $75,000 from Jezebel Management Corporation. The note bears interest at 12% per annum, matures on August 15, 2005 and is secured by a lien on all of the Company’s assets. The president of Jezebel is Michael D’ Amelio, a director of the Company. Jezebel holds 250,000 shares of redeemable Series A preferred stock and warrants to acquire 500,000 shares of common stock.

On July 14, 2005, the Company and Woodlaken, LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC entered into an agreement to amend the promissory notes in the aggregate principal amount of $375,000 issued by the Company between March 7, 2005 and May 25, 2005 to extend the maturity date of the notes from July 15, 2005 to August 15, 2005.

On August 5, 2005 and August 9, 2005, the Company issued and sold an aggregate of 518,016 shares of Series B preferred stock to its legal counsel, Davis & Gilbert LLP, and Medusa Management LLC in settlement of amounts owed by the Company.  Each share of the Series B preferred stock may be converted at any time, at the option of the holder, into the number of fully paid and nonassessable shares of common stock determined by multiplying the number of shares of Series B preferred stock being converted by the quotient obtained by dividing (x) the stated value per share of Series B preferred stock by (y) the current market price of the common stock. The stated value of the Series B preferred stock is $1.00 per share. The current market price per share of common stock at any date means (i) if the common stock is not registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (A) the value of the common stock, determined in good faith by the board of directors and certified in a board resolution, based on the most recently completed arm’s length transaction between the Company and a person other than an affiliate or between any two such persons and the closing of which occurs on such date or shall have occurred within the six-month period preceding such date, or (B) if no such transaction shall have occurred on such date or within such six-month period, the value of the common stock as determined in good faith by resolution of the board of directors, based on the best information available, or (ii) if the common stock is registered under the Exchange Act, the average of the daily closing bid prices of the common stock for each trading day during the period commencing 5 trading days before such date and ending on the date one day prior to such date, or if the security has been registered under the Exchange Act for less than 5 consecutive trading days before such date, the average of the daily closing bid prices (or such equivalent) for all of the trading days before such date for which daily closing bid prices are available. If the closing bid price is not determinable for at least 3 trading days in such period the current market price will be determined as if the common stock was not registered under the Exchange Act.  Except as to matters on which the holders of the Series B preferred stock may otherwise be entitled to vote as a matter of law, no holder of Series B preferred stock is entitled to vote for any matter. The holders of the Series B preferred stock are not entitled to receive dividends.

NOTE 8 - FINANCING AND BENEFICIAL CONVERSION

On May 13, 2004, the Company completed a financing through the sale of preferred shares. As the preferred is redeemable at the option of the holder, it has been treated as mandatorily redeemable preferred stock as required under Financial Accounting Standards Board Statement 150 - Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity. Such accounting treats the preferred stock as if it were debt. Further, as the preferred stock was issued with warrants attached, the proceeds were allocated between the preferred stock and warrants based on the estimated value of the underlying instruments as required by Accounting Principles Board Opinion 14- Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Further, as the conversion price of the preferred stock of $1.00 per share was less than the closing price of the common stock on May 13, 2004, there was a “beneficial conversion” feature that was accounted for as required by Emerging Issues Task Force Consensi 98-5 and 00-27. As the intrinsic value of the beneficial conversion feature of the preferred stock exceeded the amount attributed to the preferred stock and such preferred stock is convertible immediately, the beneficial conversion feature was recorded as interest expense of $1,188,107 with a corresponding credit to Additional Paid-in-Capital. Net proceeds relating to the above financing were $1,610,815.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the first six months of 2005, the Company had a net loss of $3,333,764 and used cash of $625,027 in operating activities. As of June 30, 2005, the Company has a working capital deficiency of $1,464,909 and a deficiency in assets of $4,992,275. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

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

The following discussion and analysis of our financial condition and results of operations for the quarters ended June 30, 2005 and 2004 should be read in conjunction with our financial statements included elsewhere in this Quarterly Report.

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

We used a portion of the net proceeds of the November and December 2004 private placement to expand our marketing program and to meet our inventory needs. We believe that we can increase our revenue over the next two years by establishing a stronger sales presence to OEMs and commercial marine boat builders and by increasing substantially the number of retrofit sales, which we intend to accomplish primarily through distributors and commission only sales representatives. We also plan to pursue other commercial sectors that would benefit from our proprietary property and patents.

We borrowed $450,000 in short-term debt financing from four of our principal stockholders in March, April, May and July 2005. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $50,000 of short-term debt financing.

Between May 15, 2005 and June 27, 2005, we issued an aggregate of 1,245,441 shares of our common stock in settlement of certain obligations, pending litigation and other claims.

We expect to seek additional capital through the sale of debt and/or equity securities in the third quarter of 2005 in order to fund our operating capital needs.

Results of Operations

The following should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

For the three months ended June 30, 2005 we generated revenues of $37,908 as compared to $7,637 for the three months ended June 30, 2004, an increase of $30,271. Cost of goods sold for the three months ended June 30, 2005 was $26,897 generating a gross margin of $11,011. Cost of products sold for the three months ended June 30, 2004 was $41,568 generating a gross margin loss of $33,931. The marked increase in our margin was due to reduced warranty repair obligations associated with current revenue in the quarter.

Salaries and benefits for the three months ended June 30, 2005 were $76,477 compared to $86,427 for the three months ended June 30, 2004, a decrease of $9,950, or 12%. This decrease was due primarily to a reduction in staff levels during the first half of 2005. We expect salaries and benefits to remain constant in the second half of 2005.

Noncash compensation for the three months ended June 30, 2005 was $573,061 compared to $962,000 for the three months ended June 30, 2004. Noncash compensation paid in 2005 consisted of common stock issued to consultants, employees and directors for services rendered. We expect to issue stock in lieu of cash compensation in future quarters if necessary to preserve operating capital.

Professional fees for the three months ended June 30, 2005 were $180,327 as compared to $70,435 for the three months ended June 30, 2004, an increase of $109,892, or 156%. This increase is due primarily to costs associated with reporting to the SEC and our successful efforts to resolve disputes with several former employees.

Advertising expense for the three months ended June 30, 2005 was $3,240 as compared to $36,932 for the three months ended June 30, 2004, a decrease of $33,692, or 91%. The decrease in advertising expense was due to a reduction in our marketing personnel as well as a reduction in trade show attendance and publications.

Travel and entertainment costs for the three months ended June 30, 2005 were $16,824 as compared to $32,084 for the three months ended June 30, 2004, a decrease of $15,260, or 48%. The decrease in travel and entertainment costs was due primarily to a reduced presence at trade shows and travel by a new full time sales manager who worked to expand our distribution.

Rent for the three months ended June 30, 2004 was $8,233 as compared to $7,992 for the three months ended June 30, 2004 an increase of $241, or 3%. The increase resulted from an increase in our monthly rent based on lease provisions.

Other general and administrative costs for the three months ended June 30, 2005 were $264,505 as compared to $193,192 for the three months ended June 30, 2004, an increase of $71,313, or 37%. These costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing. The increase reflected a write down of certain intellectual property, and staffing levels that were higher than in the first half of 2004. We expect our general and administrative costs to remain stable in the second half of 2005.

We incurred interest expense of $802,323 for the second quarter of 2005. Interest expense incurred for the three months ended June 30, 2004 was $1,430,901. Included in interest expense is accretion of $792,403 in the second quarter of 2005 compared to $179,922 in the comparable quarter of 2004. Also, the second quarter of 2004 includes beneficial conversion feature interest of $1,188,107; there was no beneficial conversion feature interest in 2005.

We reported a net loss for the three months ended June 30, 2005 of $1,913,979. Our net loss for the three months ended June 30, 2004 was $2,853,894.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

For the six months ended June 30, 2005 we generated revenues of $63,073 as compared to $63,705 for the comparable period ended in 2004. Cost of goods sold for the six months ended June 30, 2005 was $80,171 generating a loss of $17,098. Cost of products sold for the six months ended June 30, 2004 was $68,942 generating a loss of $5,237. The decrease in our margin was due to returns and allowances to support changes and upgrades for previously shipped products.

Salaries and benefits for the six months ended June 30, 2005 were $252,101 compared to $212,736 for the six months ended June 30, 2004, an increase of $39,365, or 19%. This increase was due primarily to an increase in personnel and the payment of a greater proportion of employee compensation in cash in the first six months of 2005 rather than stock as in the first six month of 2004.

Noncash compensation for the six months ended June 30, 2005 was $573,061 compared to $1,004,000 for the six months ended June 30, 2004. Noncash compensation paid in 2005 consisted of common stock issued to consultants, employees and directors for services rendered. We expect to issue stock in lieu of cash compensation in future quarters if necessary to preserve operating capital.

Professional fees for the six months ended June 30, 2005 were $389,839 as compared to $110,815 for the six months ended June 30, 2004, an increase of $279,024 or 252%. This increase was due primarily to costs associated with reporting to the SEC and our successful efforts to resolve disputes with several former employees.

Advertising expense for the six months ended June 30, 2005 was $13,581 as compared to $64,420 for the six months ended June 30, 2004, a decrease of $50,839, or 79%. The decrease in advertising expense was due to a reduction in our marketing personnel as well as a reduction in trade show attendance and publications.

Travel and entertainment costs for the six months ended June 30, 2005 were $77,970 as compared to $43,922 for the six months ended June 30, 2004, an increase of $34,048, or 78%. The increase in travel and entertainment costs was due primarily to travel by a new full time sales manager who worked to expand our distribution and trade show attendance in the first quarter of 2005.

Rent for the six months ended June 30, 2005 was $16,353 as compared to $24,128 for the six months ended June 30, 2004, a decrease of $7,775, or 32%. The decrease resulted from the closing of our Benedict, Maryland sales office in February 2004. In the fourth quarter of 2004, we issued warrants to purchase 10,000 shares of our common stock at a price of $4.00 per share to Charles County EDC, the owner of the leased premises, in connection with the termination of the lease.

Other general and administrative costs for the six months ended June 30, 2005 were $498,252 as compared to $258,413 for the six months ended June 30, 2004, an increase of 239,839, or 93%. These costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing. The increase reflected the purchase of materials required to attend trade shows, a write down of certain intellectual property, and staffing levels that were higher than in the first half of 2004. Further in 2005, we recognized a loss of $52,924 in connection with the conversion of 50,000 shares of redeemable series A preferred stock for 50,000 shares of common stock. We expect our general and administrative costs to remain stable in the second half of 2005.

We incurred interest expense of $1,455,585 for the six months ended June 30, 2005. Interest expense incurred for the six months ended June 30, 2004 was $1,594,944. Included in interest expense is accretion of $1,444,070 for the six months ended June 30, 2005 compared to $179,922 in the comparable period of 2004. Also, the six months ended June 30, 2004 includes beneficial conversion feature interest of $1,188,107; there was no beneficial conversion feature interest in 2005.

We reported a net loss for the six months ended June 30, 2005 of $3,333,764. Our net loss for the six months ended June 30, 2004 was $3,318,615.

Liquidity and Capital Resources

Our available cash balance at June 30, 2005 was approximately $2,305 and is approximately $25,989 at July 15, 2005. From January 1, 2003 through December 31, 2004, we raised an aggregate of approximately $2,069,250 in capital, net of transaction costs, through the sale of our securities in private placements made in accordance with Rule 506 under the Securities Act of 1933. In addition, we borrowed $450,000 in short-term debt financing from four of our principal stockholders between March and July 2005. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $50,000 of short-term debt financing. We expect to seek additional capital through the sale of debt and/or equity securities in the second half of 2005 in order to fund our operating capital needs, although we cannot assure you that we will be able to obtain any of such additional capital.

During the three months ended June 30, 2005, we used net cash of $617,267 for operations. This consisted of a net loss of $3,283,629 offset by a net decrease in our operating assets of $60,782, amortization, depreciation and other non-cash expenses of $1,350,152, accretion on mandatorily redeemable preferred stock of $1,401,494, decreases in our liabilities consisting of accounts payable and accrued expenses of $146,156. Additionally, we had net cash flows from financing activities of $370,548 consisting primarily of proceeds from notes payable.

We presently do not have any plans to purchase a new facility or significant new equipment, except that we are negotiating with a customer to lease the customer’s boat for use as a demonstration platform.

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of June 30, 2005 we have deficiencies in both working capital and net assets. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. We are currently seeking additional financing to fund operations to achieve acceptable sales levels.

Off-Balance Sheet Arrangements

Under an agreement with Homewood Products Corporation, the supplier of our electric motors, that expired on December 31, 2004, we were required to purchase at least 100 electric motors during 2004. As we purchased only 25 electric motors in 2004, we were obligated to pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100, or an aggregate of $466,200 for the 75 motors we did not purchase. We settled this obligation in the quarter ended June 30, 2005 through the issuance of 105,000 shares of common stock to three designees of Homewood.

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

Words such as “may,”“should,”“could,”“would,”“predicts,”“potential,”“continue,”“expects,”“anticipates,”“future,”“intends,”“plans,”“believes,”“estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were operating at the reasonable effectiveness level at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In March 2004, Ann Poyas, our former chief operating officer and a former director, her husband, Donald Poyas, our former Vice President of Procurement, and their son, Michael Poyas, a former consultant for our company, brought a lawsuit against us in the Circuit Court for Charles County, Maryland, alleging that they were owed in the aggregate approximately $3,000,000. On May 26, 2005, we entered into an agreement with Ann, Don and Michael Poyas settling the litigation in exchange for our issuance of an aggregate of 775,000 shares of our common stock to them and their attorney.

In July 2004, Charles Shannon, our former Vice President of Sales and a former director, brought a lawsuit against us in the Circuit Court for Charles County, Maryland, alleging that he is owed approximately $2,000,000. On May 18, 2005, we entered into an agreement with Mr. Shannon settling the litigation in exchange for our issuance of an aggregate of 330,000 shares of our common stock to him and his attorney.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

We issued 50,000 shares of common stock to two investors in consideration for past services on April 4, 2005.

On May 18, 2005, we issued and sold an aggregate of 330,000 shares of common stock to Charles Shannon and Mr. Shannon’s counsel, Mark J. Hardcastle. The shares were issued in settlement of a legal claim brought against us by Mr. Shannon.

On May 25, 2005, we granted an aggregate of 450,000 shares of common stock to our president, Peter W. DeVecchis, Jr., our chief financial officer, Sam Occhipinti, and our directors, Jonathan Betts, Michael D’Amelio and Gary M. Laskowski. These shares of common stock were granted in partial consideration for each person’s past contributions to the Company and to encourage their continued service to the Company.

On May 26, 2005, we issued and sold an aggregate of 105,000 shares of common stock to James T. Kirk, John R. Mikach and Barry DeGroot, designees of Homewood Products Corporation, in settlement of amounts owed by us to Homewood pursuant to a manufacturing agreement between the Company and Homewood dated August 25, 2003.

On May 26, 2005, we issued and sold an aggregate of 775,000 shares of common stock to Anita Ann Poyas, Donald H. Poyas, Michael V. Poyas and Mark J. Hardcastle, counsel to Anita, Donald and Michael Poyas. The shares were issued in settlement of a legal claim brought against us by Anita, Donald and Michael Poyas.

On June 2, 2005, we issued and sold 7,800 shares of common stock to Robert Kaper and 10,000 shares of common stock to Investor Awareness, Inc. These shares were issued in settlement of indebtedness arising from services rendered to us by Mr. Kaper and Investor Awareness, Inc.

On June 27, 2005, we issued and sold 15,000 shares of common stock to Hugh Murray. These shares were issued in settlement of indebtedness arising from services rendered to us by Mr. Murray.

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

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Securities

We did not repurchase any shares of our common stock during the second quarter of 2005.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1
Note Extension Agreement dated July 14, 2005, among the Registrant, Woodlaken, LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (incorporated by reference to Exhibit 10.44 to the Registrant's registration statement on Form SB-2, SEC File No. 333-125727).

10.2
Senior Secured Promissory Note issued to Jezebel Management Corporation dated July 8, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant's registration statement on Form SB-2, SEC File No. 333-125727).

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

Dated: August 15, 2005

SOLOMON TECHNOLOGIES, INC.

By:         /s/ Peter W. DeVecchis, Jr.
Peter W. DeVecchis, Jr.
President
(principal executive officer)

By:         /s/ Samuel F. Occhipinti
Samuel F. Occhipinti
Chief Financial Officer
(principal financial and accounting officer)