Form 10QSB
period 2005-09-30
SOLOMON TECHNOLOGIES INC
filed 2005-11-14
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number: 000-50532

SOLOMON TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware		52-1812208
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1400 L&R Industrial Blvd. Tarpon Springs, Florida 34689
(Address of principal executive offices)

(727) 934-8778
Issuer’s Telephone Number

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2005, there were 7,798,606 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

INDEX

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,”“us,”“our,”“Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART 1

ITEM 1.  FINANCIAL INFORMATION

SOLOMON TECHNOLOGIES, INC.
BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

Assets:

Cash	$34,642
Inventory	53,084
Prepaid expenses	2,546

Total current assets	90,272

Intangible assets, net	405,246
Property and equipment, net	9,582

Total assets	$505,100

Liabilities and Deficiency in Assets

Current Liabilities:
Notes payable	$54,985
Notes payable to related parties	750,000
Accounts payable	209,871
Accrued expenses	213,252
Accrued payroll and payroll taxes	282,304

Total current liabilities	1,510,412

Redeemable Series A preferred stock:
Designated 7,000,000 shares; 3,071,474 shares issued and outstanding; redemption value at April 29, 2007 of $19,134,430	4,934,646

Total liabilities	6,445,058

Deficiency in Assets:
Series B Convertible Preferred Stock: designated 850,000 shares; 272,374 shares issued and outstanding	272,374
Common Stock: $.001 par value; 50,000,000 shares authorized; 7,786,106 shares issued and outstanding	7,786
Additional paid-in capital	14,383,052
Accumulated deficit	(20,603,170)

Deficiency in assets	(5,939,958)

Total liabilities and deficiency in assets	$505,100

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Sales	$3,674	$221,884	$66,747	$285,589

Cost of Goods Sold	994	159,457	81,165	228,400

Gross Margin	2,680	62,427	(14,418)	57,189

Operating Expenses
Salaries and benefits	96,764	350,625	348,865	563,361
Noncash compensation	78,464	0	651,525	1,004,000
Professional fees	260,368	118,914	650,207	259,730
Advertising	420	14,810	14,001	79,230
Travel and entertainment	10,823	40,800	88,793	85,619
Rent	11,723	11,705	28,076	35,833
Other general and administrative	102,056	164,172	600,308	391,683

Total Operating Expenses	560,618	701,026	2,381,775	2,419,456

Operating Loss	(557,938)	(638,599)	(2,396,193)	(2,362,267)

Interest expense	(986,225)	(342,401)	(2,441,810)	(1,937,345)

Gain (loss) on extinguishment of debt	—	33,000	(39,924)	33,000

Net Loss	$(1,544,163)	$(948,000)	$(4,877,927)	$(4,266,612)

Net loss per share	$(0.21)	$(0.19)	$(0.79)	$(0.88)

Weighted average shares outstanding	7,396,745	4,912,856	6,203,034	4,869,976

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2005	2004

Operating Activities

Net loss	$(4,877,927)	$(4,266,614)

Adjustments to reconcile net loss to net cash used in operations
Common stock issued in lieu of cash for salaries and services	888,861	1,004,000
Amortization and depreciation	71,797	116,315
Accretion	2,413,703	1,690,267
(Gain) loss on extinguishment of debt	39,924	(33,000)
Interest recorded in connection with conversion of debt	—	303,143
Loss on sale of equipment	371	—
Changes in operating assets and liabilities:
Accounts receivable	433	(67,963)
Inventory	7,033	(76,209)
Other assets	37,474	(80,185)
Accounts payable and accrued expenses	471,555	(17,960)
Accrued payroll and payroll taxes	(17,914)	93,245

Net cash used by operating activities	(964,690)	(1,334,961)

Investing Activities
Purchase of equipment	(685)	(9,976)
Proceeds from sale of equipment	10,500	—
Net cash provided (used) by investing activities	9,815	(9,976)

Financing Activities

Proceeds from issuance of notes payable to related parties	750,000	—
Repayment of notes and loans payable	(9,507)	(141,966)
Proceeds from the sale of redeemable Series A preferred stock	—	1,610,815
Net cash provided by financing activities	740,493	1,468,849

Change in cash and cash equivalents	(214,382)	123,912

Cash at beginning of period	249,024	50,670

Cash at end of period	$34,642	$174,582

Supplemental Disclosure of Cash Flow information:

Noncash investing and financing activities:
Settlement of accounts payable with Series B preferred stock	$518,016	$—
Settlement of accrued expenses with common stock	$385,314	$105,335
Conversion of note payable to Series A preferred stock	$—	$621,474

See accompanying notes.

Notes to Financial Statements (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Solomon Technologies, Inc. (“STI” or the “Company”) develops and markets electric propulsion systems for marine applications. Management believes that the Company’s systems will have additional applications in the transportation, industrial and commercial sectors.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited. They reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2004 contained in the annual report on Form 10-KSB as filed with the SEC. Operating results for interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - ACCRUED PAYROLL AND PAYROLL TAXES

As of September 30, 2005, the Company had accrued payroll and unpaid payroll taxes of approximately $65,000 and accrued interest and penalties of $180,000 with respect to such taxes. The Company has received notice of delinquency from the U.S. Internal Revenue Service and believes that such notice could severely impact its operations or cause the Company to cease operations.

NOTE 3 - NOTES PAYABLE

On March 5, 2005 and April 5, 2005, the Company borrowed a total of $50,000 from Woodlaken LLC (“Woodlaken”). The notes bear interest at 12% per annum, mature (as amended) on December 1, 2005 and are secured by a lien on all of the Company’s assets. Woodlaken is managed by Gary Laskowski, the Company’s Chairman of the Board, and Jonathan Betts, a director. Woodlaken holds 150,000 shares of redeemable Series A preferred stock and warrants to acquire 300,000 shares of common stock. Woodlaken also holds an irrevocable proxy to vote all of the outstanding shares of redeemable Series A preferred stock.

On March 16, 2005, April 18, 2005, July 8, 2005, August 18, 2005 and September 15, 2005 the Company borrowed a total of $550,000 from Jezebel Management Corporation (“Jezebel”). The notes bear interest at 12% per annum, mature (as amended) on December 1, 2005 and are secured by a lien on all of the Company’s assets. The president of Jezebel is Michael D’Amelio, a director of the Company. Jezebel holds 250,000 shares of redeemable Series A preferred stock and warrants to acquire 500,000 shares of common stock.

On March 31, 2005, the Company borrowed $50,000 from Pinetree (Barbados), Inc (“Pinetree”). The note, which is dated April 1, 2005, bears interest at 12%, matures (as amended) on December 1, 2005 and is secured by a lien on all of the Company’s assets. Pinetree (Barbados) Inc. holds 1,171,474 of shares of redeemable Series A preferred stock and holds warrants to acquire 1,171,474 shares of common stock.

On May 25, 2005 the Company borrowed $100,000 from the Coady Family LLC (“Coady”). The note bears interest at 12% per annum, matures (as amended) on December 1, 2005 and is secured by a lien on all of the Company’s assets. Coady holds 200,000 shares of series A preferred stock and a warrant to acquire 400,000 shares of common stock.

NOTE 4 - STOCK COMPENSATION

The Company has a stock option plan for key employees, directors and consultants. All option grants are approved by the Board of Directors, which determines the number of options, the exercise price and the vesting period. Options granted under the plan have exercise prices of not less than the fair market value of the common stock on the grant date. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees , and, accordingly, recognizes no compensation expense for the stock option grants. Therefore, the Company has elected the disclosure provisions only of FASB Statement No. 123, " Accounting for Stock-Based Compensation ".

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed ratably over the vesting period. As of December 31, 2004 and 2003, all outstanding options and warrants were fully vested and exercisable. No options or warrants were issued for the periods ended September 30, 2005 and 2004. As such, there would have been no additional compensation expense had the Company applied the fair value recognition provisions of SFAS No. 123 for the three and nine month periods ended September 30, 2005 and 2004.

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

NOTE 5 - ISSUANCES OF CAPITAL STOCK

During the nine month period ended September 30, 2005, holders exercised 475,000 warrants in cashless transactions. In connection therewith, the Company issued 303,689 shares of common stock. Also in 2005, the Company completed a prior year transaction by exchanging 80,000 shares of common stock for 80,000 stock options.

As of September 30, 2005, there were 567,835 outstanding options with a weighted average exercise price of $1.29 per share and 5,941,894 outstanding warrants with a weighed average exercise price of $1.10 per share .

In January 2005, a preferred stockholder converted 50,000 shares of redeemable Series A preferred stock to 50,000 shares of common stock. In connection with this transaction, the Company recorded a $39,924 loss on extinguishment of debt which represented the difference between the carrying value of the preferred stock and the fair value of the common stock issued on the date of the transaction.

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

On May 18, 2005, the Company issued and sold an aggregate of 330,000 shares of common stock to Charles Shannon and Mr. Shannon’s counsel, Mark Hardcastle. Mr. Shannon, the Company’s former Vice President of Sales and a former director, had brought a lawsuit against the Company in Circuit Court for Charles County, Maryland, alleging that he was owed approximately $2,000,000. The shares were issued in settlement of this claim.

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

On August 5, 2005, the Company issued and sold 200,000 shares of Series B preferred stock to Davis & Gilbert LLP, the Company’s outside counsel (“D&G”). These shares were issued in settlement of $200,000 of indebtedness arising from services rendered to the Company by D&G. Each share of the Company’s Series B preferred stock may be converted at any time, at the option of the holder, into the number of fully paid and non-assessable shares of common stock determined by multiplying the number of shares of Series B preferred stock being converted by the quotient obtained by dividing (x) the stated value per share of Series B preferred stock by (y) the current market price of the common stock. The stated value of the Series B preferred stock is $1.00 per share. D&G is not entitled to convert shares of Series B preferred stock into common stock if as a result of such conversion D&G would own 5% or more of the Company's outstanding common stock. On August 19, 2005, D&G converted 24,150 shares of Series B preferred stock and received 50,000 shares of common stock. On September 9, 2005, D&G converted an additional 121,492 shares of Series B preferred stock and received 325,716 shares of common stock.

On August 8, 2005, the Company granted 125,000 shares of common stock to its director Jonathan Betts. These shares of common stock were granted in partial consideration for Mr. Bett’s past contributions to the Company and to encourage his continued service to the Company.

On August 9, 2005, the Company issued and sold 318,016 shares of Series B preferred stock to Medusa Management LLC. Medusa was assigned $318,016 of indebtedness of the Company from certain vendors of the Company. These shares were issued in settlement of that indebtedness. On August 22, 2005, Medusa converted 100,000 shares of Series B preferred stock and received 213,129 shares of common stock.

On August 9, 2005, the Company granted 1,754 shares of common stock to its former director David Lindahl. These shares of common stock were granted in lieu of money owed for Mr. Lindahl’s attendance at a Board of Directors’s meeting of the Company.

On September 14, 2005, the Company granted an aggregate of 26,000 shares of common stock to three employees and one consultant of the Company. These shares were issued in recognition of each person’s service to the Company.

None of the shares referred to above were issued for cash. Expense of $888,861 (including $651,525 of noncash compensation) related thereto was recognized during the nine months ended September 30, 2005, including $78,464 during the three months then ended. Expense was based on the fair value of the shares issued.

NOTE 6 - CONCENTRATION OF RISK

Customers:

One customer accounted for 100% of sales for the three months ended September 30, 2005. Two customers accounted for 48% and 23%, respectively, of sales for the nine months ended September 30, 2005.

Supplier:

Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company’s orders, it could have a material adverse effect on the Company’s operations.

NOTE 7 - SUBSEQUENT EVENTS

On October 26, 2005 the Board of Directors by unanimous consent authorized and directed the Company to prepare, and to issue and sell to Woodlaken, Jezebel, Pinetree, Coady and others, additional promissory notes in an aggregate principal amount of up to an additional $500,000 over and above the existing $750,000 of Notes, and to add the purchasers of such additional notes as additional secured parties under the security agreement whereby the existing notes are secured by all of the assets of the Company.

On October 26, 2005, the Company and Woodlaken, Jezebel, Pinetree and Coady entered into an agreement to amend the promissory notes in the aggregate principal amount of $750,000 issued by the Company to Woodlaken, Jezebel, Pinetree and Coady between March and September 2005 to extent the maturity date of the notes from November 1, 2005 to December 1, 2005.

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

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the first nine months of 2005, the Company had a net loss of $4,877,927 and used cash of $964,690 in operating activities. As of September 30, 2005, the Company has a working capital deficiency of $1,420,140 and a deficiency in assets of $5,939,958. These conditions along with the contingencies referred to in Note 2 raise substantial doubts about the Company’s ability to continue as a going concern.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the quarters ended September 30, 2005 and 2004 should be read in conjunction with our financial statements included elsewhere in this Quarterly Report.

Overview

We develop and sell electric propulsion systems primarily for the marine industry. These systems utilize our proprietary technology. In addition, we believe that our technology will have additional applications in the transportation, industrial and commercial sectors. We will continue to target areas for strategic growth.

We have historically generated limited operating revenues. We intend to expand operations through the continued development of OEM accounts, our dealer network and the addition of new products. In order for us to market our existing products successfully on a national and international level, we will likely be required to complete public or private offerings of our equity securities successfully. If we are unable to obtain necessary financing, we will expand our operations only as cash flow allows.

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

We used a portion of the net proceeds of the November and December 2004 private placement to expand our marketing program and to meet our inventory needs. We believe that we can increase our revenue from the marine markets over the next two years by establishing a stronger sales presence to commercial marine boat builders and other OEM accounts and by increasing substantially the number of retrofit sales, which we intend to accomplish primarily through distributors and commission-only sales representatives. We plan to pursue aggressively other commercial/industrial sectors that would benefit from our proprietary property and patents through both product sales and licensing agreements.

We borrowed $750,000 in short-term debt financing from four of our principal stockholders from March through September 2005. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $500,000 of short-term debt financing.

In August 2005, we issued 1,754 shares of our common stock and an aggregate of 518,016 shares of our Series B Preferred Stock in settlement of certain obligations.

We expect to seek additional capital through the sale of debt and/or equity securities in the fourth quarter of 2005 in order to fund our operating capital needs.

On September 12, 2005, we filed a lawsuit against Toyota Motor Corporation in federal district court in Tampa, Florida for infringement of our Electric Wheel® patent. We allege that the hybrid transmission drive in the Toyota Prius and Highlander infringes a number of claims contained in our U.S. Patent No. 5,067,932. In the lawsuit we are asking for an injunction barring further infringement as well as damages for the unauthorized use of our patent by Toyota.

On September 14, 2005, we issued an aggregate of 26,000 shares of our common stock to three employees and one consultant of the Company in consideration for their services to the Company.

Results of Operations

The following should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004

For the three months ended September 30, 2005 we generated revenues of $3,674 as compared to $221,884 for the three months ended September 30, 2004, a decrease of $218,210. Cost of goods sold for the three months ended September 30, 2005 was $994 generating a gross margin of $2,680. Cost of goods sold for the three months ended September 30, 2004 was $159,457 generating a gross margin of $62,427. The marked decrease in our margin was due to reduced revenue in the quarter. Marine sales to our primary equipment managers have decreased as a result of customer delays in production and our inability to agree on terms of a purchase agreement.

Salaries and benefits for the three months ended September 30, 2005 were $96,764 compared to $350,625 for the three months ended September 30, 2004, a decrease of $253,861, or 72.4%. This decrease was due primarily to a reduction in staff.

Noncash compensation for the three months ended September 30, 2005 was $78,464 compared to $0 for the three months ended September 30, 2004. Noncash compensation paid in 2005 consisted of common stock issued to consultants, employees and directors for services rendered. We expect to issue stock in lieu of cash compensation in future quarters if necessary to preserve operating capital.

Professional fees for the three months ended September 30, 2005 were $260,368 as compared to $118,914 for the three months ended September 30, 2004, an increase of $141,454, or 118.9%. This increase is due primarily to costs associated with reporting to the SEC and necessary activities related to patent infringement litigation taken against Toyota Motor Company.

Advertising expense for the three months ended September 30, 2005 was $420 as compared to $14,810 for the three months ended September 30, 2004, a decrease of $14,390, or 97.2%. The decrease in advertising expense was due to a reduction in our marketing personnel as well as a reduction in trade show attendance and publication advertisements.

Travel and entertainment costs for the three months ended September 30, 2005 were $10,823 as compared to $40,800 for the three months ended September 30, 2004, a decrease of $29,977, or 73.5%. The decrease in travel and entertainment costs was due primarily to a reduced presence at trade shows and a general reduction in all travel and associated entertainment related to reduced sales and corresponding installations.

Rent for the three months ended September 30, 2005 was $11,723 as compared to $11,705 for the three months ended September 30, 2004, an increase of $18, or 0.2%. The increase resulted from an increase in our monthly rent based on lease provisions.

Other general and administrative costs for the three months ended September 30, 2005 were $102,056 as compared to $164,172 for the three months ended September 30, 2004, a decrease of $62,118, or 37.8%. These costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing. The decrease reflected a reduction in activity through staff reduction which occurred during the first half of 2005. We expect our general and administrative costs to remain stable in the fourth quarter of 2005.

We incurred interest expense of $986,225 for the third quarter of 2005. Interest expense incurred for the three months ended September 30, 2004 was $342,401. Included in interest expense is accretion of $969,633 in the third quarter of 2005 compared to $322,238 in the comparable quarter of 2004. Accretion is being recognized using the interest method. As such, accretion will continue to increase through the April 2007 Series A redemption date.

We reported a net loss for the three months ended September 30, 2005 of $1,544,163. Our net loss for the three months ended September 30, 2004 was $948,000.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

For the nine months ended September 30, 2005 we generated revenues of $66,747 as compared to $285,589 for the comparable period ended in 2004. Cost of goods sold for the nine months ended September 30, 2005 was $81,165 generating a loss of $14,418. Cost of goods sold for the nine months ended September 30, 2004 was $228,400 generating a gross profit of $57,189. The marked decrease in our margin was further impacted due to reduced revenue in the quarter. The decrease in our margin was due to returns and allowances to support changes and upgrades for previously shipped products.

Salaries and benefits for the nine months ended September 30, 2005 were $348,865 compared to $563,361 for the nine months ended September 30, 2004, an decrease of $214,496, or 38.1%. This decrease was due primarily to a decrease in personnel.

Noncash compensation for the nine months ended September 30, 2005 was $651,525 compared to $1,004,000 for the nine months ended September 30, 2004. Noncash compensation paid in 2005 consisted of common stock issued to consultants, employees and directors for services rendered. We expect to issue stock in lieu of cash compensation in future quarters if necessary to preserve operating capital.

Professional fees for the nine months ended September 30, 2005 were $650,207 as compared to $259,730 for the nine months ended September 30, 2004, an increase of $390,477 or 150.0%. This increase was due primarily to costs associated with reporting to the SEC and our successful efforts to resolve disputes with several former employees and necessary activities related to patent infringement litigation taken against Toyota Motor Company.

Advertising expense for the nine months ended September 30, 2005 was $14,001 as compared to $79,230 for the nine months ended September 30, 2004, a decrease of $65,229, or 82.3%. The decrease in advertising expense was due to a reduction in our marketing personnel as well as a reduction in trade show attendance and publications.

Travel and entertainment costs for the nine months ended September 30, 2005 were $88,793 as compared to $85,619 for the nine months ended September 30, 2004, an increase of $3,174, or 3.7%. The increase in travel and entertainment costs was due primarily to travel by a new full time sales manager who worked to expand our distribution and trade show attendance in the first quarter of 2005.

Rent for the nine months ended September 30, 2005 was $28,076 as compared to $35,833 for the nine months ended September 30, 2004, a decrease of $7,757, or 21.6%. The decrease resulted from the closing of our Benedict, Maryland sales office in February 2004. In the fourth quarter of 2004, we issued warrants to purchase 10,000 shares of our common stock at a price of $4.00 per share to Charles County EDC, the owner of the leased premises, in connection with the termination of the lease.

Other general and administrative costs for the nine months ended September 30, 2005 were $600,308 as compared to $391,683 for the nine months ended September 30, 2004, an increase of $208,625, or 53.3%. These costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing. The increase reflected the purchase of materials required to attend trade shows, a write down of certain intellectual property, and staffing levels that were higher than in the first nine months of 2004. Further in 2005, we recognized a loss of $52,924 in connection with the conversion of 50,000 shares of redeemable series A preferred stock for 50,000 shares of common stock. We expect our general and administrative costs to remain stable in the last quarter of 2005.

We incurred interest expense of $2,441,810 for the nine months ended September 30, 2005. Interest expense incurred for the nine months ended September 30, 2004 was $1,937,345. Included in interest expense is accretion of $2,413,703 for the nine months ended September 30, 2005 compared to $1,690,267 in the comparable period of 2004. Accretion is being recognized using the interest method. As such, accretion will continue to increase through the April 2007 Series A redemption date.

We reported a net loss for the nine months ended September 30, 2005 of $4,877,927. Our net loss for the nine months ended September 30, 2004 was $4,266,614.

Liquidity and Capital Resources

Our available cash balance at September 30, 2005 was $34,642 and is $12,657 at October 24, 2005. From January 1, 2003 through December 31, 2004, we raised an aggregate of approximately $2,069,250 in capital, net of transaction costs, through the sale of our securities in private placements made in accordance with Rule 506 under the Securities Act of 1933. In addition, we borrowed $750,000 in short-term debt financing from four of our principal stockholders between March and September 2005. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $500,000 of short-term debt financing. We expect to seek additional capital through the sale of debt and/or equity securities in the fourth quarter of 2005 in order to fund our operating capital needs, although we cannot assure you that we will be able to obtain any of such additional capital.

During the nine months ended September 30, 2005, we used net cash of $964,690 for operations. This consisted of a net loss of $4,877,927 offset by a net decrease in our operating assets of $44,490, amortization, depreciation and other non-cash expenses of $1,000,953, accretion on mandatorily redeemable preferred stock of $2,413,703, decreases in our liabilities consisting of accounts payable and accrued expenses of $453,641. Additionally, we had net cash flows from financing activities of $740,493 consisting primarily of proceeds from notes payable to related parties.

On September 12, 2005 we filed a lawsuit against Toyota Motor Corporation in federal district court in Tampa, Florida for infringement of our Electric Wheel® patent. We anticipate incurring significant expense in connection with this litigation. We will seek to obtain the necessary capital to fund this litigation over its life. However, we can give you no assurance that we will be able to obtain satisfactory funding for the balance of our expenses.

We presently do not have any plans to purchase a new facility or significant new equipment, except that we are continuing to negotiate with a customer to lease the customer’s boat for use as a demonstration platform.

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of September 30, 2005 we have deficiencies in both working capital and net assets. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. We are currently seeking additional financing to fund operations to achieve acceptable sales levels.

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

Words such as "may," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

ITEM 3.  Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our president and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were operating at the reasonable effectiveness level at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 contains a description of certain litigation that we settled during that quarter.

On September 12, 2005 we filed a lawsuit against Toyota Motor Corporation in federal district court in Tampa, Florida for infringement of our Electric Wheel® patent. We allege that the hybrid transmission drive in the Toyota Prius and Highlander infringes a number of claims contained in our U. S Patent No. 5,067,932. In the lawsuit we are asking for an injunction barring further infringement as well as damages for the unauthorized use of our patent by Toyota.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

On August 5, 2005, we issued and sold 200,000 shares of Series B preferred stock to Davis & Gilbert LLP, our outside general counsel (“D&G”). These shares were issued in settlement of $200,000 of indebtedness arising from services rendered to us by D&G. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Each share of our Series B preferred stock may be converted at any time, at the option of the holder, into the number of fully paid and non-assessable shares of common stock determined by multiplying the number of shares of Series B preferred stock being converted by the quotient obtained by dividing (x) the stated value per share of Series B preferred stock by (y) the current market price of the common stock. The stated value of the Series B preferred stock is $1.00 per share. D&G is not entitled to convert shares of Series B preferred stock into common stock if as a result of such conversion D&G would own 5% or more of our outstanding common stock.

On August 8, 2005, we granted 125,000 shares of common stock to our director Jonathan Betts. These shares of common stock were granted in partial consideration for Mr. Bett’s past contributions to the Company and to encourage his continued service to the Company. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On August 9, 2005, we issued and sold 318,016 shares of Series B preferred stock to Medusa Management LLC. Medusa was assigned $318,016 of indebtedness of the Company from certain vendors of the Company. These shares were issued in settlement of that indebtedness. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On August 9, 2005, we granted 1,754 shares of common stock to our former director David Lindahl. These shares of common stock were granted in lieu of money owed for Mr. Lindahl’s attendance at a Board of Director’s meeting of the Company. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On September 14, 2005, we granted an aggregate of 26,000 shares of common stock to three employees and one consultant of the Company. These shares were issued in consideration of each person’s service to the Company. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Securities

We did not repurchase any shares of our common stock during the third quarter of 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders was held at the Wyndham Boston Hotel in Boston, Massachusetts, on Wednesday, September 14, 2005. The proposals brought before the stockholders were:

•	Election of two members to our Board of Directors to serve as our Common Directors until the 2006 Annual Meeting of Stockholders;

•	Election of three members to our Board of Directors to serve as our Preferred Directors until the 2006 Annual Meeting of Stockholders; and

•	Ratification of UHY LLP as our independent auditors for the fiscal year ended December 31, 2005.

The total number of shares of common stock entitled to vote at the meeting was 7,124,507 and the total number of shares of Series A preferred stock entitled to vote at the meeting was 3,071,474.

As a result of the votes cast by the holders of our common stock, as described below, both Common Director nominees were elected for one year terms to expire at the 2006 Annual Meeting of Stockholders:

Name	For	Withhold
Duane L. Crisco	4,355,203	90,321
David J. Parcells	4,354,503	90,021

As a result of the votes cast by the holders of our Series A preferred stock, as described below, all three Preferred Director nominees were elected for one year terms to expire at the 2006 Annual Meeting of Stockholders:

Name	For	Withhold
Gary M. Laskowski	3,071,474	0
Michael D’Amelio	3,071,474	0
Jonathan D. Betts	3,071,474	0

As a result of the votes cast, as described below, by the holders of our common stock and the holders of our Series A preferred stock voting together, Proposal 2 – Ratification of the selection of UHY LLP as our independent auditors for the fiscal year ended December 31, 2005 – was approved.

For	Against	Abstain
7,426,577	3,745	86,676

No other business was brought before the Annual Meeting.

ITEM 6.  Exhibits

Exhibit No.	Description
10.1
Note Extension Agreement dated July 14, 2005, among the Registrant, Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (incorporated by reference to Exhibit 10.44 to the Registrant’s registration statement on Form SB-2, SEC File No. 333-125727).

10.2
Senior Secured Promissory Note issued to Jezebel Management Corporation dated July 8, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s registration statement on Form SB-2, SEC File No. 333-125727).

10.3	Note Extension Agreement dated as of August 14, 2005, among the Registrant, Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC.
10.4	Senior Secured Promissory Note issued to Jezebel Management Corporation dated August 16, 2005.
10.5	Note Extension Agreement dated as of September 15, 2005, among the Registrant, Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC.
10.6	Senior Secured Promissory Note issued to Jezebel Management Corporation dated September 15, 2005.
10.7	Note Extension Agreement dated as of October 26, 2005, among the Registrant, Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC.
31.1	Certification by President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005

SOLOMON TECHNOLOGIES, INC.

By:	/s/ Peter W. DeVecchis, Jr.
Peter W. DeVecchis, Jr. President (principal executive officer)

By:	/s/ Samuel F. Occhipinti
Samuel F. Occhipinti Chief Financial Officer (principal financial and accounting officer)