Form 10KSB
period 2005-12-31
SOLOMON TECHNOLOGIES INC
filed 2006-03-31
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
☒ ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2005

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

Issuer’s telephone number: (727) 934-8778

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The issuer’s revenues for the year ended December 31, 2005 were $68,717.

As of March 28, 2006, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $20,552,802.93.

As of March 28, 2006, there were 27,452,720 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes   ☒ No

PART I

Item 1. Description of Business.

Overview

We are presently pursuing direct sales opportunities for our products and technologies in the marine, industrial and automotive markets. We are also implementing a plan to broaden our market and product base and exploit our intellectual property that we expect will generate substantial profits and cash flow. As part of this plan, we intend to grow our business through licensing of our proprietary and patented technologies and through the acquisition of businesses that fit our strategy. We are identifying licensing opportunities that we anticipate will leverage our existing or acquired knowledge and provide substantial positive current financial impact while we also aggressively pursue infringers of our existing patents. We are also identifying acquisition targets that we expect will augment our existing intellectual property, marketing channels and human resources and provide strong cash flow. We cannot assure you, however, that we will be able to identify licensing opportunities and acquisition targets that meet these goals, or if we identify such opportunities or targets that we will be able to take full advantage of them.

On December 15, 2005, we signed a letter of intent to acquire Technipower LLC, a Danbury, Connecticut based manufacturer of power supplies and related equipment for the defense, aerospace and commercial sectors. The letter of intent contemplates that we will purchase Technipower for $3 million in cash and common stock valued at $2.4 million. The purchase price will be subject to increase or decrease based on changes in Technipower’s working capital between October 31, 2005 and the closing date. We will also assume Technipower’s revolving credit facility as part of the transaction. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation and the negotiation and execution of agreements with Technipower personnel. While no assurances can be given as to when the acquisition may close, we currently anticipate that the acquisition will close during the second quarter of this year. Three of our directors, Gary Laskowski, Jonathan Betts and Michael D’Amelio, hold indirect ownership interests in Technipower. Our board of directors has formed an independent committee to negotiate the documentation of the transaction and ultimately approve or disapprove the transaction on our behalf.

We anticipate that Technipower will serve as a platform for a new Power Systems Division of our company and that our current energy efficient technologies will become part of a new Alternative Energy Division. With this new structure we intend to exploit opportunities for market consolidation, cross marketing and core business growth in separate but compatible niche markets for specialized high value original equipment manufacturer (“OEM”) power applications and electric power propulsion systems. The operating assets will be divisionalized but will permit a formal exchange of engineering and sales talent across business units.

We expect to combine our unique patented technologies with deep engineering and manufacturing capabilities. These synergies should allow the Alternative Energy Division to expand its application-specific technology development. We expect that the sales channels in the Power Systems Division will ultimately encompass customers in the government, defense and commercial sectors, including those in the telecommunications, medical, wireless and digital television markets.

In order to fund the cash component of the purchase price for the Technipower acquisition and other possible acquisitions we intend to effect one or more private sales of equity or debt securities. We have not yet determined the terms or amount of the securities to be sold. However, any such securities will be offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) and may not be reoffered or resold by the purchasers in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Our technology assets primarily include patents in the following areas:

•	Dual-Input Infinite-Speed Integral Motor and Transmission Device (the Electric WheelTM)
•	Method and Apparatus for Propelling a Marine Vessel, and
•	System and Apparatus for a Multiple Input and Dual Output Electric Differential Motor Transmission Device (the Electric Transaxle™)

We also have filed three provisional patent applications on related technologies that are explained in more detail under “Our Intellectual Property” below.

The preservation of our intellectual property rights is a critical component of our long term strategy. We are therefore aggressively pursuing alleged infringements of our intellectual property and have brought an action against Toyota Motor Company and certain of its affiliates in the United States District Court for the Middle District of Florida, Tampa Division, for infringement of our Electric Wheel patent for their use of the technology in hybrid vehicles including the Prius and Highlander. We have also initiated a complaint before the United States International Trade Commission (“ITC”) in Washington, DC seeking to enjoin Toyota from importing any product incorporating the infringing technology into the United States. The patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed until the ITC case is completed.

Although the cost of litigation in these matters is often large, we have arranged financing from sources outside our company to fully fund the litigation to its conclusion. We provide more information about the arrangements we have made to fund this litigation in “Management’s Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources” below.

Our Electric Power Drive Systems

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. We intend to expand the licensing, manufacturing, and sale of electric power drive systems, including those incorporating hybrid and regenerative technologies, and the licensing and manufacture of our Electric Wheel and Electric Transaxle for automotive, hybrid and all-electric vehicle applications. Our goal is to become a leader in the manufacture, licensing and sale of electric power drive systems for specialized high value original equipment manufacturers.

The Electric Wheel consists of two electric motors connected to a planetary gear set in a sealed housing. The device is highly efficient, can overcome dead loads and produce soft starts and can regenerate energy through unused torque. The Electric Wheel can be incorporated into a wheel hub assembly or coupled to a drive shaft for vehicular applications. The Electric Transaxle consists of one and one half Electric Wheels comprising motor/generators and an infinitely variable transmission and differential combined into a device that can easily be used in conventional rear drive axle vehicles. It has all the features of the Electric Wheel but with two independently operated output shafts. We believe that this makes it ideal for terrestrial vehicle applications where turning, and even steering, require one wheel to drive while the other slips.

Our Products

The Solomon Technologies Electric Power Drive System

Our complete line of electric motors incorporated in our fully integrated electric power drive systems are referred to as our “ST Electric Power Drive Systems” or ST-EPDS. Our systems consist of the motor and controller, the safety power management distribution unit, the battery bank and battery charger, an e-meter, ammeter, keyswitch, DC breakers and a throttle control. We also offer optional generators for hybrid charging configurations, optional inverters for AC applications and a DC to DC charger for maintaining 12v DC house power. Our ST-EPDS provides the foundation for efficient power management.

The Motors. We have developed motors using our Electric Wheel technology that we refer to as our “ST Electric Wheel” series or STEW. We have also developed motors using a variation of the Electric Wheel technology that employ one or more direct current motors only and operate without a planetary gear-set that we refer to as our “ST Electric Motor” series or STEM. All of our motors have regenerative abilities. This means that our motors generate electricity while under sail, braking, coasting or at any other time that the external forces on the output shaft are greater than the internal forces.

To date most of the motors we have sold have been STEM series models.

The Safety Power Management Distribution Device. The Safety Power Management Distribution Device, or SPMD, is a panel designed to act as an interface for all of the devices making up our full series of ST Electric Power Drive Systems. The SPMD is an enclosed unit that is required for each system. Twin systems utilize a main distribution box that works in conjunction with the SPMD as a central interface for system components.

Our ST Electric Power Drive Systems in marine use today are fueled through battery bank-stored power. Extended motoring range can be provided by installing an optional generator housed in a sound-proof enclosure, creating a hybrid diesel electric system. In a hybrid configuration the generator cycles on and off based on battery usage. Generators work with the battery bank, extending battery life by recharging when the battery voltage reaches a set level of discharge. In addition, solar panels and wind generators can be used to augment house power for both pure electric and hybrid configurations.

Our AED Strategy

Through our planned Alternative Energy Division, we will concentrate on:

•
Licensing our patented and proprietary technologies into general commercial, military, agricultural, aerospace and electric and electric-hybrid vehicular applications as well as into various marine markets,

•	Filing new patents on regenerative power systems for marine and automotive applications and automation processes for electric propulsion and power generation systems,

•	Coordinating engineering efforts with Power Systems Division engineers with a view to re-engineering our technology to enhance manufacturing processes and licensing prospects, and

•	Prosecuting our fully funded litigation against Toyota and identifying other infringers of our protected technology.

Our Industry

Our product application in the marine industry

Boats are designed with displacement hulls, semi-displacement hulls and planing hulls. A displacement hull boat rides in the water, pushing water out of the way (displacing water) as it moves forward. A planing hull boat, as it builds sufficient speed, rides on top of the water where there is less resistance. Displacement hulls are chosen when long range, economy of operation, and seaworthiness are vital to boating performance. By a displacement hull’s very nature, speed is limited. Size and shape dictate a maximum speed, referred to as “hull speed.” When moved by a large propeller turning at low rpms, displacement hulls become very efficient, requiring small amounts of power compared to hulls designed for high speed. Low rpm operation is not compatible with most fossil fuel engines that reach optimum performance with small props turning at high rpm. However, with a large, slower turning prop, and the proper gear ratio, a small fossil fueled engine consumes much less fuel than its higher speed counterparts. Even a 20-ton trawler with twin diesels is more fuel-efficient than most recreational boats with semi or full planing hulls designed for higher speeds.

Our ST Electric Power Drive Systems are designed to produce maximum efficiency with large, slow turning props delivering higher torque at low rpm. These characteristics make our STEW and STEM series motors highly compatible for displacement hull applications. Many categories of boats use displacement hulls, including sailboats, trawlers, classic launches, luxury houseboats, offshore commercial fishing boats, tugboats and large ships. In addition, many custom and production specialty hull designs are compatible with the present ST-EPDS designs.

Our product application in the automotive industry

Our products have applications in the automotive industry in both the consumer and commercial vehicle sectors and in both electric and hybrid electric vehicles. Its compact size and integral transmission allows a vehicle’s central transmission to be eliminated. The Electric Transaxle incorporates electric drive motors, an infinitely variable transmission and differential and can provide direct replacement for both front and rear wheel drive units. The Electric Transaxle can also be configured to accept propulsion inputs from other sources besides electric motors or a combination of electric motors and other input sources.

The heavy weight of commercial vehicles requires powerful low-speed torque. Standard diesel engines waste fuel during startup acceleration. In a commercial vehicle using the Electric Wheel, a battery surge would provide the startup acceleration and fuel waste would be avoided. The large size of most commercial vehicles also simplifies system installation. In addition, the Electric Wheel could provide a high-torque motor drive combining transmission, differential, and clutch functions on each wheel.

Our markets

Markets for our systems have included the recreational marine industry for original equipment manufacturer (“OEM”) and retrofit applications and the commercial marine industry, including lifeboats, motor launches and small military water craft projects. We expect to license or enter into strategic relationships with respect to the many non-marine applications for our electric power drive systems. We believe our proprietary technology may be adapted for use in a variety of ground-based applications such as automobiles, industrial transmissions, trucks, forklifts, airport tugs and conveyor belts.

Marketing and Sales

As the manufacturer of the Electric Wheel and a technology licensor, we will focus on markets and applications that require innovative technology. New markets will be carefully evaluated to discern the probability of success and time to revenue. Management will be responsible for these initiatives but from time to time will retain industry consultants to evaluate niche opportunities.

We have multiple expressions of interest for the Electric Wheel in applications such as automobiles, industrial transmissions, trucks, forklifts, airport tugs and conveyor belts. In addition, we are aggressively marketing the Electric Transaxle. We expect that our planned Alternative Energy Division will utilize the engineering resources of our planned Power Systems Division to characterize potential manufacturing and market/licensing opportunities including the development of applications specific system characteristics and various control algorithms.

We have expanded our focus from propulsion solutions alone to propulsion and power production/system control management. Under the Alternative Energy Division mission this broad approach will include system automation for use in manned and autonomous vehicles, vessels and various aerospace applications.

Manufacturing

We assemble and test our ST Electric Power Drive Systems at our facility in Tarpon Springs, Florida, using motors and other components supplied to us by third-party contractors. We believe that these suppliers have sufficient capacity to fill our needs. We do not, however, have agreements with these suppliers to provide us with such component parts.

Competition

Our competition in the marine industry is principally propulsion systems that use fossil fuel sources such as diesel and gasoline. There are few credible high torque electric propulsion solutions available in the market and none have the advantages of the Electric Wheel and Electric Transaxle.

Due to the unique nature of the technology comprising the Electric Wheel, there are no competitors that offer the benefits of our proprietary technology. However, there are more traditional but less capable solutions incorporating simple electric motor technology in the marketplace. The marine sector is one area in which higher efficiency is important. Competition in the marine sector includes:

•	Duffy Electric Boat Company
•	Electric Launch Company
•	Brimbelow Engineering
•	Eco Propulsion Systems AG

Many of these entities focus exclusively in the recreational marine segment, mostly in small vessels, and do not complete directly with our patented technology. Some of our provisional patent applications would provide a mechanism to restrict improvements by these manufacturers using their existing products.

We expect to manufacture components and/or enter into licensing agreements for our Electric Wheel and related technologies as we educate prospective OEMs about our innovative propulsion systems and demonstrate the proven cost-effectiveness of replacing or augmenting fossil fuel-based equipment.

Many of our competitors and potential competitors are better known than we are and have larger infrastructures and greater resources than we do, and may have greater ability to withstand price competition or a downturn in the economy or the boating market.

Our Intellectual Property

Trademarks

In 2006, we filed for registration of the terms Electric Wheel and Electric Transaxle and in 2003, we registered our name “Solomon Technologies” and our logo with the United States Patent and Trademark Office (“USPTO”) under three trademark filings. In 1999, we trademarked a stylized version of the phrase “Electric Wheel” in the United States in connection with electric propulsion systems. Our trademarks have a 10-year term commencing on the registration date and are renewable for additional terms of 10 years each, subject to compliance with certain filing requirements.

Current patents

We currently have three technologies patented in the U.S. and foreign jurisdictions. Below is a summary of our patents.

Dual-Input Infinite-Speed Integral Motor and Transmission Device . This patent is the basis for our Electric Wheel technology. The patents cover both marine applications and farming and household appliance applications. This patent has been issued in the following countries/regions:

COUNTRY	DATE FILED	ISSUED	PATENT #	STATUS
Australia	11/19/91	11/19/94	651,644	Issued
Canada	11/19/91	01/28/03	2,096,642	Issued
Japan	11/19/91	01/31/03	3,394,771	Issued
Europe*	11/19/91	05/28/97	0 588 618	Issued
South Korea	11/19/91	01/07/99	187697	Issued
United States	11/28/90	11/26/91	5,067,932	Issued
WIPO**	11/19/91		US91/08624	Completed

*	The European patent has been validated and remains in force in Germany, Denmark, Spain, France and Netherlands.

**	The World Intellectual Property Organization is an agency of the United Nations that administers approximately 23 treaties dealing with different aspects of intellectual property protection.

Method and Apparatus for Propelling a Marine Vessel. This patent ties our Electric Wheel technology directly to marine propulsion and provides for a patent on regenerative feedback. This patent has been issued in the U.S. and is pending in foreign jurisdictions, as follows:

COUNTRY	DATE FILED	ISSUED	PATENT #	STATUS
Europe	04/29/96		97922660.2	Pending
Japan	04/29/97		9-539268	Pending
United States	04/29/96	01/26/99	5,863,228	Issued
WIPO	04/29/97		US97/07556	Completed

System and Apparatus for a Multiple Input and Dual Output Electric Differential Motor Transmission Device. This patent is the basis for our Electric Transaxle technology. This patent has been issued in the U.S. and is pending in two foreign jurisdictions, as follows:

COUNTRY	DATE FILED	ISSUED	PATENT #	STATUS
Japan	11/04/97		10-523770	Pending
United States	11/19/96	12/22/98	5,851,162	Issued
WIPO	11/04/97		US97/20916	Completed

Further patents pending

On January 30, 2004, we submitted a provisional patent application for regenerative motor propulsion systems. On January 28, 2005, in advance of the one year anniversary of this filing, we converted this provisional application into a utility patent application in the United States as well as an international patent application under the Patent Cooperation Treaty, both entitled “Regenerative Motor Propulsion Systems.” These applications are presently being prosecuted and have been published as follows:

COUNTRY	DATE FILED	PUBLISHED	PUBLICATION #	STATUS
United States	01/28/05	Pending	Pending	Pending
WIPO	01/30/05	08/18/05	WO2005075234	Pending

On March 11, 2005, we filed a provisional patent application with the USPTO entitled System for Automation for Power Generation, Propulsion and Use Management. The provisional patent application describes control systems and processes for the operation of an electronic propulsion and power generating system for marine applications as well as for the use of such systems in broader markets. We have made revisions to this application and filed a utility application based upon the provisional patent application. We have also applied for an international patent application under the Patent Cooperation Treaty.

On October 26, 2005, we filed a provisional patent application with the USPTO entitled System and Apparatus for a Multiple Input and Dual Output Electric Differential Motor Device Utilizing One Ring Gear. This patent expands our existing patent 5,851,162 by utilizing new methodology gained from further research and development into the potential applications.

We estimate that the cost for patenting the technology under review in the United States will be $30,000 per patent. There will be additional costs based on the number of countries in which patent protection is ultimately sought. We cannot assure you that the pending patents will be granted.

We do not have any patents covering our STEM series electric motors.

Know-how, trade secrets and other intellectual property protection

In addition to the trademark and patent protection secured above and the pending patent applications, we rely on trade secrets, know-how and continuing technological innovations to develop and maintain our competitive position. It is our policy to require our directors, employees, consultants and parties to collaborative agreements to execute confidentiality agreements upon the commencement of the employment, consulting or collaborative relationships with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential except in specific circumstances. In the case of employees and consultants, the agreements provide that all inventions resulting from work performed for us using our property or relating to our business and conceived or completed by the individual during employment are our exclusive property to the extent permitted by law.

Research and Development

Since our inception, we have spent more than $2 million on product development. The continued development of our STEW and STEM electric motors and other components of our ST Electric Power Drive Systems remains paramount to our success in the marine and automotive markets. In addition, continuing development of advanced hybrid charging systems, adaptation to new battery, fuel cell and fuel sources technologies, and system control and integration with our growing product line of electric motors will help us achieve and maintain our leadership position in the marine propulsion industry as well as other emerging opportunities.

Through continued ground-based electric motor research and development, we intend to expand applications of our patented products for potential licensing into other industries.

Employees

We have four full-time employees, one part-time employee and one full-time consultant who is the inventor of the Electric Wheel. Our executive management team currently consists of a president, a chief financial officer and a secretary. We employ our chief financial officer on a part-time basis. There is no collective bargaining agreement in effect. We believe our relations with our employees are good.

Government Regulation

It is anticipated that existing and proposed changes in environmental impact laws and regulations in the United States, Canada and Europe will create an increased demand for our ST-EPDS products including the Electric Wheel and Electric Transaxle technology. Our STI electric products have zero emissions when used without fossil fuel generators.

Existing or probable governmental regulations have not had, and are not expected to have, any material impact on our operations, and the costs and effects of compliance with federal, state and local environmental laws are minimal.

Item 2. Properties.

We currently occupy office, research, testing and warehouse facilities in Tarpon Springs, Florida. This facility is located at 1400 L & R Industrial Boulevard, Tarpon Springs, Florida 34689. The lease commenced on September 1, 2003 and expired on August 31, 2005. We are presently occupying this space on a month-to-month basis. Rent is currently $2,742.83 per month.

Item 3. Legal Proceedings.

On September 12, 2005, we filed a lawsuit against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America in the United States District Court for the Middle District of Florida, Tampa Division, Tampa, Florida for infringement of our Electric Wheel patent. In the lawsuit we allege that the hybrid transmission drive in the Toyota Prius and Highlander infringes a number of claims contained in our U.S. Patent No. 5,067,932 and we are asking for an injunction barring further infringement as well as damages for the unauthorized use of our patent by Toyota and its affiliates.

On January 10, 2006, we filed a complaint with the United States International Trade Commission (ITC) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology. On or about February 8, 2006, the ITC instituted an investigation based on our complaint. The ITC acts as an administrative investigative body to determine, among other things, whether or not goods imported into the United States infringe U.S. patents. If we are successful in our ITC action, Toyota could be prohibited from importing into the United States infringing combination motor and transmission systems and those products containing such systems, including the Toyota Prius and Highlander models.

The patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed until the ITC case is completed.

Although the cost of litigation in these matters is often large, we have arranged financing from sources outside our company to fully fund the litigation to its conclusion. We provide more information about the arrangements we have made to fund this litigation in “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources” below.

Except as set forth above, we do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of stockholders was held at the offices of Davis & Gilbert LLP in New York, New York, on Wednesday, February 15, 2006. The proposals brought before the stockholders were:

▪
Approval of an amendment to our certificate of incorporation to increase our authorized common stock from 50,000,000 to 100,000,000 shares and our authorized preferred stock from 10,000,000 shares to 20,000,000 shares; and

▪
Approval of a recapitalization of our outstanding securities whereby each outstanding share of Series A preferred stock and all accrued and unpaid dividends thereon will be converted into five shares of common stock.

The affirmative vote of a majority of the total number of votes cast at the meeting by the holders of common stock and Series A preferred stock voting together as a single class and the affirmative vote of the holders of 75% of the outstanding shares of Series A preferred stock voting as a separate class was needed to approve each of the proposals.

The total number of shares of common stock entitled to vote at the meeting was 8,185,342 and the total number of shares of Series A preferred stock entitled to vote at the meeting was 3,071,474. On matters in which the Series A preferred stock voted together with the common stock, each share of Series A preferred stock was entitled to the number of votes per share as is equal to the number of shares of common stock into which each share of Series A preferred stock was convertible as of the record date for the meeting, i.e., 1.068226924 shares of common stock for each share of Series A preferred stock.

Proposal 1 - Approval of an amendment to our certificate of incorporation - was approved. The votes on this proposal were cast as follows:

Common Stockholders Voting Together with Series A Preferred Stockholders:

For	Against	Abstain
6,430,464	151,553	12,022

Preferred Stockholders Voting as a Separate Class:

For	Against	Abstain
3,071,474	0	0

Proposal 2 - Approval of a recapitalization of our securities - was approved. The votes on this proposal were cast as follows:

Common Stockholders Voting Together with Series A Preferred Stockholders:

For	Against	Abstain
6,444,702	130,662	18,675

 Preferred Stockholders Voting as a Separate Class:

For	Against	Abstain
3,071,474	0	0

No other business was brought before the Special Meeting.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol “SOLM.” Our common stock began trading on February 24, 2004. Prior to February 24, 2004, there was no public market for our common stock.

The following table sets forth the high and low sales prices of our common stock for the periods indicated, as reported by the Bulletin Board:

Period	High	Low
February 24, 2004 through March 31, 2004	$5.50	$2.75
Quarter ended June 30, 2004	$5.30	$1.32
Quarter ended September 30, 2004	$1.47	$0.51
Quarter ended December 31, 2004	$3.30	$0.41
Quarter ended March 31, 2005	$2.65	$1.00
Quarter ended June 30, 2005	$1.20	$0.57
Quarter ended September 30, 2005	$0.85	$0.31
Quarter ended December 31, 2005	$0.46	$0.23
January 1, 2006 through March 28, 2006	$1.55	$0.36

On March 28, 2006, the closing price of our common stock was $0.87 and there were 594 record owners of our common stock.

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

Recent Sales of Unregistered Securities

On December 7, 2005, we issued 276,881 shares of common stock to Medusa Management LLC upon conversion of 98,016 shares of Series B preferred stock. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On December 16, 2005, we issued 25,000 shares of common stock to Pinetree (Barbados), Inc. pursuant to an agreement entered into between Pinetree and us dated December 16, 2005, whereby Pinetree agreed to exchange a warrant to purchase 50,000 shares of common stock for the 25,000 shares of common stock. The transaction was deemed to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as a sale by an issuer to an “accredited investor” in a transaction not involving a public offering.

On December 16, 2005, we issued 77,849 shares of common stock to Cytation Corporation pursuant to an agreement entered into between Cytation and us dated December 16, 2005, whereby Cytation agreed to exchange a warrant to purchase 233,546 shares of common stock for the 77,849 shares of common stock. The transaction was deemed to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as a sale by an issuer to an “accredited investor” in a transaction not involving a public offering.

On December 16, 2005, we issued 7,006 shares of common stock to Fred Halbig pursuant to an agreement entered into between Mr. Halbig and us dated December 16, 2005, whereby Mr. Halbig agreed to exchange a warrant to purchase 21,018 shares of common stock for the 7,006 shares of common stock. The transaction was deemed to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as a sale by an issuer to an “accredited investor” in a transaction not involving a public offering.

On December 28, 2005, we issued 301,988 shares of common stock to Davis & Gilbert LLP. The shares were issued in connection with Davis & Gilbert LLP’s conversion of 54,358 shares of Series B preferred stock. In exchange for Davis & Gilbert LLP’s agreement to convert the shares of Series B preferred stock in accordance with the terms of the Series B preferred stock, we agreed to issue to Davis & Gilbert LLP additional shares of common stock equal to the number of shares issued upon conversion of the Series B preferred stock. The transaction was deemed to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as a sale by an issuer to an “accredited investor” in a transaction not involving a public offering.

On January 1, 2006, we granted 150,000 shares of common stock each to two of our directors, Duane Crisco and David Parcells. These shares of common stock were granted in partial consideration for each person’s past contributions to our company and to encourage their continued service. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On January 27, 2006, we issued and sold 164,488 shares of common stock to John S. Brock Limited. These shares were issued in settlement of indebtedness arising from two promissory notes issued by us to John S. Brock Limited. The sale of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On January 23, 2006, we issued a warrant to purchase 100,000 shares of our common stock at a price of $0.40 per share to Crescent Communications in consideration for services to be provided pursuant to a Engagement Letter dated December 1, 2005. The transaction was deemed to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On February 15, 2006, we completed a recapitalization of our Series A preferred stock whereby each outstanding share of Series A preferred stock and all accrued and unpaid dividends thereon were converted into five shares of common stock. At the time of the recapitalization, there were 3,071,474 shares of Series A preferred stock outstanding. These shares were converted into 15,357,370 shares of common stock. In addition, on February 15, 2006, warrants to purchase an aggregate of 4,646,474 shares of common stock at an exercise price of $1.00 per share were exchanged by the warrant holders for an aggregate of 2,323,237 shares of common stock, and on March 3, 2006, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $1.00 per share were exchanged by the warrant holders for an aggregate of 375,000 shares of common stock. The warrants were held principally by the individuals and entities that had held the Series A preferred stock. The recapitalization and warrant exchange were effected on the basis of an exemption from registration provided by Section 3(a)(9) of the Securities Act.

On March 13, 2006, we issued 175,439 shares of common stock to Medusa Management LLC. The shares were issued in connection with Medusa’s conversion of 120,000 shares of Series B preferred stock. In exchange for Medusa’s agreement to convert the shares of Series B preferred stock in accordance with the terms of the Series B preferred stock, we agreed to issue to Medusa additional shares of common stock equal to 50% of the number of shares issued upon conversion of the Series B preferred stock. The transaction was deemed to be exempt from registration under Section 4(2) of the Securities Act and Rule 506 thereunder as a sale by an issuer to an “accredited investor” in a transaction not involving a public offering.

On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the holders of certain promissory notes. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006 at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to the noteholders as an inducement to each noteholder agreeing to extend the promissory notes. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On March 28, 2006, we granted 25,000 shares to Sam Occhipinti, our chief financial officer, and 10,000 shares to a consultant. These shares of common stock were granted in partial consideration for each person’s past contributions to our company and to encourage their continued service to our company. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2005 and 2004 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

Overview

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. We intend to expand the licensing, manufacturing, and sale of electric power drive systems, including those incorporating hybrid and regenerative technologies, and the licensing and manufacture of our Electric Wheel and Electric Transaxle for automotive, hybrid and all-electric vehicle applications. Our goal is to become a leader in the manufacture, licensing and sale of electric power drive systems for specialized high value original equipment manufacturers.

We have historically generated limited operating revenues. In order for us to market our existing products successfully on a national and international level, we will likely be required to complete public or private offerings of our equity securities successfully. If we are unable to obtain necessary financing, we will expand our operations only as cash flow allows.

We are presently implementing a plan to broaden our market and product base and exploit our intellectual property that we expect will generate substantial profits and cash flow. As part of this plan, we intend to grow our business through licensing of our proprietary and patented technologies and through the acquisition of businesses that fit our strategy. We are identifying licensing opportunities that leverage our existing or acquired knowledge and provide substantial positive current financial impact while we also aggressively pursue infringers of our existing patents. We are also identifying acquisition targets that augment our existing intellectual property, marketing channels and human resources and provide strong cash flow. We cannot assure you, however, that we will be able to identify licensing opportunities and acquisition targets that meet these goals, or if we identify such opportunities or targets that we will be able to take full advantage of them.

On December 15, 2005, we signed a letter of intent to acquire Technipower LLC, a Danbury, Connecticut based manufacturer of power supplies and related equipment for the defense, aerospace and commercial sectors. The letter of intent contemplates that we will purchase Technipower for $3 million in cash and common stock valued at $2.4 million. The purchase price will be subject to increase or decrease based on changes in Technipower’s working capital between October 31, 2005 and the closing date. We will also assume Technipower’s revolving credit facility as part of the transaction. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation and the negotiation and execution of agreements with Technipower personnel. While no assurances can be given as to when the acquisition may close, we currently anticipate that the acquisition will close during the second quarter of this year. Three of our directors, Gary Laskowski, Jonathan Betts and Michael D’Amelio, hold indirect ownership interests in Technipower. Our board of directors has formed an independent committee to negotiate the documentation of the transaction and ultimately approve or disapprove the transaction on our behalf.

We anticipate that Technipower will serve as a platform for a new Power Systems Division of our company and that our current energy efficient technologies will become part of a new Alternative Energy Division. With this new structure we intend to exploit opportunities for market consolidation, cross marketing and core business growth in separate but compatible niche markets for specialized high value OEM power applications and electric power propulsion systems. The operating assets will be divisionalized but will permit a formal exchange of engineering and sales talent across business units.

In order to fund the cash component of the purchase price for the Technipower acquisition and other possible acquisitions we intend to effect one or more private sales of equity or debt securities. We have not yet determined the terms or amount of the securities to be sold. However, any such securities will be offered and sold without registration under the Securities Act and may not be reoffered or resold by the purchasers in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Our goal is to increase revenue significantly, generate enough cash to finance our operations and growth and, eventually, become profitable. We currently do not generate enough cash from operations to continue operations indefinitely. Our ability to continue is dependent on either raising significant capital or increasing revenue, or both. If we are unable to raise such capital and unable to increase revenue significantly, we will likely not be able to generate enough cash to continue operations. In that event, we would have to seek alternative opportunities, such as selling our assets or seeking a merger partner or other business combination; otherwise we may default on our debt obligations and lose our assets to our creditors.

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

We used a portion of the net proceeds of the November and December 2004 private placement to expand our marketing program and to meet our inventory needs. We believe that we can increase our revenue from the marine markets over the next two years by establishing a stronger sales presence with commercial marine boat builders and other OEM accounts and by increasing substantially the number of retrofit sales, which we intend to accomplish primarily through distributors and commission-only sales representatives. We plan to pursue aggressively other commercial/industrial sectors that would benefit from our proprietary property and patents through both product sales and licensing agreements.

We borrowed $1,135,000 in short-term debt financing from four of our principal stockholders from March 2005 through March 2006. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $465,000 of short-term debt financing. On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the noteholders. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006 at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to certain of the noteholders as an inducement to each noteholder agreeing to extend the maturity date of the notes from March 15, 2006 to April 30, 2006.

In August 2005, we issued 1,754 shares of our common stock and an aggregate of 518,016 shares of our Series B Preferred Stock in settlement of certain obligations.

We expect to seek additional capital through the sale of debt and/or equity securities in the second quarter of 2006 in order to fund our operating capital needs.

On September 12, 2005, we filed a lawsuit against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America in the United States District Court for the Middle District of Florida, Tampa Division, Tampa, Florida for infringement of our Electric Wheel patent. In the lawsuit we allege that the hybrid transmission drive in the Toyota Prius and Highlander infringes a number of claims contained in our U.S. Patent No. 5,067,932 and we are asking for an injunction barring further infringement as well as damages for the unauthorized use of our patent by Toyota and its affiliates.

On January 10, 2006, we filed a complaint with the United States International Trade Commission (ITC) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology. On or about February 8, 2006, the ITC instituted an investigation based on our complaint. The ITC acts as an administrative investigative body to determine, among other things, whether or not goods imported into the United States infringe U.S. patents. If we are successful in our ITC action, Toyota could be prohibited from importing into the United States infringing combination motor and transmission systems and those products containing such systems, including the Toyota Prius and Highlander models.

The patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed until the ITC case is completed.

Although the cost of litigation in these matters is often large, we have arranged financing from sources outside our company to fully fund the litigation to its conclusion. We provide more information about the arrangements we have made to fund this litigation in “Liquidity and Capital Resources” below.

On September 14, 2005, we issued an aggregate of 26,000 shares of our common stock to three employees and one consultant of our company in consideration for their services. On March 28, 2006, we issued 10,000 shares to one consultant in consideration of his services to our company.

On February 15, 2006, we completed a recapitalization of our Series A preferred stock whereby each outstanding share of Series A preferred stock and all accrued and unpaid dividends thereon were converted into five shares of common stock. At the time of the recapitalization there were 3,071,474 shares of Series A preferred stock outstanding. These shares were converted into 15,357,370 shares of common stock. In addition, on February 15, 2006, warrants to purchase an aggregate of 4,646,474 shares of common stock at an exercise price of $1.00 per share were exchanged by the warrant holders for an aggregate of 2,323,237 shares of common stock, and on March 3, 2006, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $1.00 per share were exchanged by the warrant holders for an aggregate of 375,000 shares of common stock. The warrants were held principally by the individuals and entities that had held the Series A preferred stock. The recapitalization and warrant exchange were effected on the basis of an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Prior to the recapitalization, Woodlaken LLC, a Connecticut limited liability company, served as the representative of the holders of the Series A preferred stock. Woodlaken had held an irrevocable proxy from each holder of Series A preferred stock to vote such holder’s shares of Series A preferred stock for directors and on other matters on which the Series A preferred stock was entitled to vote. Woodlaken was able to elect a majority of our board of directors and exercise significant influence over all matters requiring stockholder approval, including the approval of significant corporate transactions. As a result of the recapitalization, the proxies held by Woodlaken terminated.

Results of Operations

The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with our financial statements and notes thereto for the years ended December 31, 2005 and 2004 included in this annual report.

Comparison of the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005 we generated revenues of $68,717 as compared to $370,195 for the year ended December 31, 2004. The decrease in revenues was due to a decline in sales. Cost of products sold for the year ended December 31, 2005 was $81,429 generating a gross profit loss of $12,712 or 18.5% of revenues. Cost of products sold for the year ended December 31, 2004 was $360,467 generating a gross profit of $9,728, or 2.6% of revenues. The decrease in our margin was due to a decrease in revenues and continued warranty replacement cost from prior year shipments. We believe we will improve our margins and, with an increase in sales, achieve economies of scale.

Salaries and benefits for the year ended December 31, 2005 were $379,648 compared to $658,562 for the year ended December 31, 2004, a decrease of $278,914, or 42.4%. We paid a portion of our employees’ wages in stock and stock options in 2004 to conserve cash. The decrease in salaries and benefits was due primarily to a reduction in staff.

Non-cash compensation for the year ended December 31, 2005 was $982,189 as compared to $1,199,552 for the year ended December 31, 2004, a decrease of $217,363 or 18.1%. Non-cash compensation consisted of common stock issued to consultants and employees for services rendered. The decrease in non-cash compensation paid in 2005 was due primarily to a reduction in staff and other non-employee related service activity.

Professional fees for the year ended December 31, 2005 were $888,243 as compared to $479,080 for the year ended December 31, 2004, an increase of $409,163 or 85.4%. This increase was due to an increase in legal activities required to address wage claim settlements from prior years and the support of our intellectual property litigation.

Advertising expense for the year ended December 31, 2005 was $16,070 as compared to $107,944 for the year ended December 31, 2004, a decrease of $91,874, or 85.1%. The decrease in advertising expense was due to a reduction in direct advertising activity.

Travel and entertainment costs for the year ended December 31, 2005 were $96,234 as compared to $127,135 for the year ended December 31, 2004, a decrease of $30,901, or 24.3%. The decrease in travel and entertainment costs is attributable to a reduction in travel to our foreign based customers.

Rent for the year ended December 31, 2005 was $36,625 as compared to $43,536 for the year ended December 31, 2004, a decrease of $6,911, or 15.9%. The decrease resulted from the closing of our Benedict, Maryland sales office in February 2004. We issued warrants to purchase 10,000 shares of our common stock at a price of $4.00 per share to Charles County EDC in connection with the termination of the lease.

Other general and administrative costs for the year ended December 31, 2005 were $524,461. Other general and administrative costs for the year ended December 31, 2004 were $745,641, a decrease of $221,180 or 29.7%. The decrease was due principally to a reduction in staffing. These costs primarily consist of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing.

We incurred interest expense of $3,656,854 for the year ended December 31, 2005 relating to our various financings. Interest expense incurred for the year ended December 31, 2004 was $3,034,350. We recognized an extinguishment loss of $39,924 during the year ended December 31, 2005, compared to $27,600 extinguishment gain during the year ended December 31, 2004. The increase of $622,504 in interest expense was primarily due to the recognition of additional interest related to the issuance of our Redeemable Series A Preferred Stock during the year ended December 31, 2004.

Our net loss for the year ended December 31, 2005 was $6,632,960. We reported a net loss for the year ended December 31, 2004 of $6,358,472.

Our overall per-share loss for the year ended December 31, 2005 was $1.00. Our overall per-share loss for the year ended December 31, 2004 was $1.31 per share.

Liquidity and Capital Resources

Our available cash balance at December 31, 2005 was $3,693 and was $9,811 at March 28, 2006. From January 1, 2005 through December 31, 2005, we borrowed $950,000 in short-term debt financing from four of our principal stockholders. We borrowed an additional $185,000 in March 2006. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $465,000 of short-term debt financing. We expect to seek additional capital through the sale of debt and/or equity securities in the second quarter of 2006 in order to fund our operating capital needs and finance acquisitions of other businesses, although we cannot assure you that we will be able to obtain any of such additional capital.

During the year ended December 31, 2005, we used net cash of $1,195,556 for operations. This consisted of a net loss of $6,632,960 offset by net noncash charges of $5,401,222. Additionally, we had net cash flows from financing activities of $940,313 consisting primarily of proceeds from notes payable to related parties.

On November 22, 2005, we entered into an agreement with Oliver Street Finance LLC in which Oliver Street agreed to provide funding to us to prosecute our litigation against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Oliver Street agreed to pay all legal fees and out-of pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., in connection with the litigation and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. Michael D’Amelio, a vice president and director of our company, is also affiliated with Oliver Street.

We presently do not have any plans to purchase a new facility or significant new equipment.

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of December 31, 2005 we have deficiencies in both working capital and net assets. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. We are currently seeking additional financing to fund operations to achieve acceptable sales levels.

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

Inventory valuation

Our inventory is stated at lower of cost or market on the first-in, first-out method of inventory valuation. At December 31, 2005 and 2004, significantly all inventory on hand was finished goods, which consists of motors and generators. Smaller parts and supplies are charged to expense when purchased.

Patents and trademarks

Our patents and trademarks are stated at cost. The recoverability of patents and trademarks is re-evaluated each year based upon management’s expectations relating to the life of the technology and current competitive market conditions. For the years ended December 31, 2005 and 2004, we have recorded $83,628 and $133,629 in amortization expense, respectively, related to our patents and trademarks. We are amortizing these costs over the life of respective patent or trademark.

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

Off-Balance Sheet Arrangements

Under an agreement with Homewood Products Corporation, the supplier of our electric motors, that expired on December 31, 2004, we were required to purchase at least 100 electric motors during 2004. As we purchased only 25 electric motors in 2004, we were obligated to pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100, or an aggregate of $466,200 for the 75 motors we did not purchase. We settled this obligation in the quarter ended June 30, 2005 through the issuance of 105,000 shares of common stock to three designees of Homewood. In connection with the settlement, Homewood gave us a full release from any and all legal claims that may have arisen prior to the date of the settlement.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our principal independent accountants on accounting and financial disclosure.

Item 8A. Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of The Exchange Act.

Our current executive officers, directors and director nominees, together with their ages and certain biographical information, are set forth below:

NAME	AGE	POSITION

Gary M. Laskowski	52	Director, Chairman of the Board and Vice President
Peter W. DeVecchis, Jr.	57	President
Samuel F. Occhipinti	59	Chief Financial Officer
Jonathan D. Betts	45	Director
Duane L. Crisco	45	Director
Michael D’Amelio	48	Director and Vice President
David J. Parcells	47	Director

Gary M. Laskowski, Chairman of the Board and Vice President. Mr. Laskowski has been a director of our company since May 2004 and vice president since November 2005. Mr. Laskowski is a principal and founder of Venture Partners Ltd., a private investment bank founded in 1986. Prior thereto Mr. Laskowski served as a member of the consulting operation of Technology Transitions Incorporated, a venture capital firm, and prior to that in a number of roles, including Vice President, Marketing, for Canberra Industries, Inc., a supplier of data acquisition and analysis systems. Mr. Laskowski serves on the boards of a number of companies involved in electronics, power systems and software development. Mr. Laskowski holds a Bachelor’s Degree in Electrical Engineering from the University of Connecticut.

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

Samuel F. Occhipinti, Chief Financial Officer. Mr. Occhipinti became our Chief Financial Officer in May 2004. Since June 1998, Mr. Occhipinti has been Managing Director and President of Venture Partners Capital LLC, an NASD registered broker/dealer focused on corporate finance and merger and acquisition transactions. Since September 2005, he has also been the Chief Compliance Officer of First Dunbar Securities Corp., a financial services firm. From 1997 to June 1999, he was Vice President and Chief Operating Officer of Stone Cline Corporation, a manufacturer of textiles, and from 1993 to 1997 he was Executive Vice President and Chief Financial Officer of I2 Technology Inc., a manufacturer of electronics components. From 1990 to 1993, Mr. Occhipinti was Vice President - Finance of AOI Systems Inc., a manufacturer of adaptive optics technologies. He earned his BS/BA in finance from Boston College.

Jonathan D. Betts, Director. Mr. Betts has been a director of our company since July 2004. He is a principal and founder of Venture Partners, a private investment bank, founded in 1986. Mr. Betts previously served as a member of the consulting operation of Technology Transitions Incorporated, a venture capital firm and as Regional Sales Manager for Medical Electronics Corporation, a critical care medical instrumentation manufacturer. Mr. Betts has a Bachelor’s Degree in Electrical Engineering from Boston University.

Duane L. Crisco, Director. Mr. Crisco has been a director of our company since September 2005. Since June 2004, he has been a Senior Vice President at GE Capital in Norwalk, CT. From December 1999 to June 2004, Mr. Crisco served as a Partner and Managing Director of SwingBridge Capital, located in Cheshire, CT. Mr. Crisco holds a BS degree in Finance from the University of Connecticut.

Michael D’Amelio, Director and Vice President. Mr. D’Amelio has been a director of our company since May 2004 and vice president since November 2004. Mr. D’Amelio is the Managing Director and founder of JMC Venture Partners LLC, a private equity fund founded in 1999 that focuses on middle market manufacturing, distribution, technology and service companies. In addition, Mr. D’Amelio is a partner in the investment banking firm of Grace Matthews. From 1991 to 1999, Mr. D’Amelio served as President and CEO of TACC International Corporation, a specialty chemical manufacturer with facilities located throughout the United States that was subsequently sold to a Fortune 500 buyer. Mr. D’Amelio serves on numerous corporate boards and committees and is a graduate of Northeastern University with a BS in Management.

David J. Parcells, Director. Mr. Parcells has been a director of our company since September 2005. Since December 2003, he has served as Chief Financial Officer of Garrity Industries, Inc, a privately held manufacturer and leading supplier of flashlights under the Garrity brand name. From January 2000 to September 2003, Mr. Parcells was Vice President and Chief Financial Officer for eLOT, Inc, a publicly traded internet company serving the lottery industry. eLot filed for Chapter 11 protection on October 15, 2001 and emerged from protection on December 31, 2002. From September 1998 to January 2000, he was President and Chief Financial Officer of Sentinel Business Systems, a privately held bar code data collection software provider and systems integrator. Mr. Parcells is a CPA and holds a BS degree in Accounting from Providence College.

Audit Committee Financial Expert

On November 2, 2005, we formed an audit committee. The audit committee's primary duties and responsibilities are to: (a) serve as an independent and objective party to monitor our financial reporting process and internal control systems; (b) review and appraise the audit efforts of our independent auditors; and (c) provide an open avenue of communication among the independent auditors, financial and senior management and our board of directors. Mr. Crisco, Mr. Laskowski and Mr. Parcells serve as the members of our audit committee. Our board of directors has determined that Mr. Parcells qualifies as an audit committee financial expert as defined by the rules of the Securities and Exchange Commission. The committee held one meeting in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and holders of more than 10% of our common stock (collectively “Reporting Persons”) to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that with respect to transactions that occurred during the fiscal year ended December 31, 2005, the following persons filed the following reports late:

Name	Late Forms	Late Transactions
Jonathan Betts	One Form 4	One
Gary M. Laskowski	One Form 4	Two

Code of Ethics

On April 5, 2005, we adopted a code of ethics that applies to all of our directors, officers and employees. A copy of the code of ethics is filed as an exhibit to this annual report.

Item 10. Executive Compensation.

The following table shows compensation earned during fiscal 2005, 2004 and 2003 by our President and our Vice Presidents.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Peter W. DeVecchis, Jr. (1)	2005	$125,000.00	0	$0	0	$44,000 (4)
President	2004	$76,923.04	0	$8,849.96 (2)	100,000 (3)	0

Gary M. Laskowski (5)	2005	$25,000.00				$96,000 (6)
Vice President

Michael A. D’Amelio (5)	2005	$25,000.00				$96,000 (6)
Vice President

(1)	Peter DeVecchis became our President on May 27, 2004.
(2)	Mr. DeVecchis received this amount as a consultant prior to becoming our President.
(3)
Vesting of options to purchase an aggregate of 100,000 shares was contingent on the satisfaction of certain performance criteria by December 31, 2004. These options expired unexercised on January 1, 2005 when the performance criteria were not met.

(4)
Mr. DeVecchis received 70,000 shares of common stock. Of these shares, 20,000 shares were issued pursuant to his employment agreement and 50,000 shares were issued by our board in recognition of his past contributions and to encourage his future contributions to Solomon Technologies. These shares were valued at $44,000.

(5)
Messrs. Laskowski and D’Amelio each became Vice Presidents of Solomon Technologies on November 2, 2005. Payment of the compensation listed under the Salary column for Messrs. Laskowski and D’Amelio has been deferred.

(6)
Messrs. Laskowski and D’Amelio each received 150,000 shares of common stock in May 2005 in recognition of their past contributions as directors of Solomon Technologies and to encourage their future contributions to our company.

Compensation Arrangements

We have an employment agreement with Peter W. DeVecchis, Jr., our President.

Mr. DeVecchis receives an annual base salary of $125,000 and is eligible for a $75,000 bonus based on goals to be agreed by us and Mr. DeVecchis. Mr. DeVecchis will also be entitled to receive the standard benefits available to all of our employees. He is also entitled to a restricted stock award of 20,000 shares of our common stock each year over the next five years with the first 20,000 shares earned in May 2005, the first anniversary of his employment with us. In the event that he is terminated for cause, all unearned shares are forfeited. Further, if he is terminated other than for cause during the first five months of his employment, all unearned shares are forfeited. Upon termination other than for cause after the first five months of employment, he will be entitled to one half of all of the remaining unearned shares. The term “cause” means Mr. DeVecchis’ gross negligence, gross misconduct, breach of fiduciary duty to our company or our stockholders, or indictment or arrest for any criminal offenses.

We may terminate Mr. DeVecchis at any time. If we terminate him during the first five months of his employment, we will pay Mr. DeVecchis severance of three months of his annual salary through a continuation of periodic salary payments at normal payroll periods. If we terminate him after the first five months of his employment, his severance will be six months of his annual salary. If Mr. DeVecchis is terminated after the first five months of his employment as a result of a change in control of our company, his severance will be one year of his annual salary. If Mr. DeVecchis is terminated for cause, he will not be entitled to any severance.

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

We have agreed to pay each of Messrs. Laskowski and D’Amelio (x) $12,500 per month, such amounts to be paid in cash if permitted by our cash flow or, if the board then so determines, in common stock of equal value on the date of payment, and (y) cash equal to 10% of the increased market capitalization of Solomon Technologies over $1.8 million measured as of the average closing price of our common stock over the period beginning 30 days before and ending 30 days after December 31, 2006.

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

We did not grant any options in 2005.

Aggregated Option/SAR Exercises and Year End Option/SAR Values in Last Fiscal Year

The following table sets forth the aggregate number of options exercised in the year ended December 31, 2005 and the value of options held at December 31, 2005 for the named executive officers in the Summary Compensation Table.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/Warrants at Fiscal Year End Exercisable/Un-exercisable	Value of Unexercised In-the- money Options/Warrants At Fiscal Year End Exercisable/Un-exercisable (1)

Peter W. DeVecchis, Jr.	0	$ 0	0	$0/0

Gary M. Laskowski	0	0	25,000/0	0/0

Michael A. D’Amelio	0	0	25,000/0	0/0

(1)
The dollar value was calculated by determining the difference between the fair market value at December 31, 2005 of the common stock underlying the options and the exercise prices of the options. The closing price of our common stock on the OTC Bulletin Board on December 31, 2005 was $0.36.

Compensation of Directors

On May 25, 2005, in partial consideration for their past contributions to our company and to encourage their continued service, we issued 25,000 shares to Jonathan Betts and 150,000 shares each to Michael A. D’Amelio and Gary M. Laskowski. We issued an additional 125,000 shares to Jonathan Betts on August 8, 2005.

On November 2, 2005, our board of directors determined that we will pay each member of our audit committee $10,000 per year for service on the committee. This fee will be paid in cash if permitted by our cash flow or, subject to the approval of the board of directors, in common stock of equal value on the date of payment.

On January 1, 2006, in partial consideration for their past contributions to our company and to encourage their continued service, we issued 150,000 shares to each of Duane Crisco and David Parcells.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding each person known by us to be the beneficial owner of more than 5% of our common stock, excluding persons who are our executive officers or directors, as of March 28, 2006.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF COMMON STOCK

Pinetree (Barbados) Inc. c/o Ward Patel & Co., The Gables Haggat Hall St. Michael, Barbados	6,777,411	24.7%
Steven Sands 90 Park Avenue New York, NY 10016	3,000,000(1)	10.9%
Jezebel Management Corporation 1201 Hayes Avenue Tallahassee, FL 32301	1,659,1332)	6.0%
___________

(1)
Represents (i) 300,000 shares of common stock owned by SB Venture Capital LLC, (ii) 300,000 shares of common stock owned by SB Venture Capital II LLC, (iii) 1,800,000 shares of common stock owned by SB Venture Capital III LLC, and (iv) 600,000 shares of common stock owned by SB Venture Capital IV LLC. Steven Sands is the manager of each of SB Venture Capital LLC, SB Venture Capital II LLC, SB Venture Capital III LLC and SB Venture Capital IV LLC.

(2)	Jezebel Management Corporation is wholly-owned by Michael D’Amelio.

Security Ownership of Management

The following table sets forth information regarding the beneficial ownership by our executive officers and directors of our common stock as of March 28, 2006. The information in this table provides the ownership information for:

•	each of our directors,

•	each of our executive officers, and

•	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner is Solomon Technologies, Inc., 1400 L&R Industrial Boulevard, Tarpon Springs, Florida 34689.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF COMMON STOCK

Gary M. Laskowski Chairman of the Board and Vice President	1,010,221(1)	3.7%
Peter W. DeVecchis President	70,000(2)	*
Samuel F. Occhipinti Chief Financial Officer	100,000	*
Jonathan D. Betts Director	1,160,221(3)	4.2%
Duane L. Crisco Director	150,000	*
Michael D’Amelio Vice President and Director	1,834,133(4)	6.7%
David J. Parcells Director	150,000	*
All Executive Officers and Directors as a Group (7 persons) (5)	3,489,354	12.7%

_________________________
*	Less than one percent.

(1)
Includes 915,221 shares of common stock owned directly by Woodlaken LLC. Mr. Laskowski and Jonathan Betts, the managers of Woodlaken, possess voting and dispositive power for the securities held by Woodlaken. Mr. Laskowski disclaims beneficial ownership of the securities owned by Woodlaken except to the extent of his pecuniary interest therein. Also includes 70,000 shares owned directly by Bril Profit Sharing Plan & Trust, of which Mr. Laskowski is one of several participants and 25,000 shares of common stock issuable upon exercise of options granted to Mr. Laskowski at an exercise price of $0.55 per share that expire in July 2014.

(2)
Excludes up to 80,000 shares of common stock to which Mr. DeVecchis may be entitled pursuant to a restricted stock award of 20,000 shares of our common stock each year over the next four years on May 31 of each year.

(3)
Includes 915,221 shares of common stock owned directly by Woodlaken LLC. Mr. Betts and Gary Laskowski, the managers of Woodlaken, possess voting and dispositive power for the securities held by Woodlaken. Mr. Betts disclaims beneficial ownership of the securities owned by Woodlaken except to the extent of his pecuniary interest therein. Also includes 70,000 shares owned directly by Bril Profit Sharing Plan & Trust, of which Mr. Betts is one of several participants and 25,000 shares of common stock issuable upon exercise of options granted to Mr. Betts at an exercise price of $0.55 per share that expire in July 2014.

(4)
Includes 1,659,133 shares of common stock owned directly by Jezebel Management Corporation, an entity wholly-owned by Mr. D’Amelio. Also includes 25,000 shares of common stock issuable upon exercise of options granted to Mr. D’Amelio at an exercise price of $0.55 per share that expire in July 2014.

(5)	Includes 75,000 shares of common stock issuable upon exercise of options.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2005, with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	405,335	$1.01	1,544,665

Equity compensation plans not approved by security holders	162,500	$2.00	0

Total	567,835	$1.29	1,544,665

Item 12. Certain Relationships and Related Transactions.

Operating Agreements

Homewood Agreement

Homewood Products Corporation has been manufacturing our electric motors since 1996. Barry DeGroot, a former director and a former member of our board’s audit and compensation committees, is the president of Homewood. In August 2003, we negotiated an agreement with Homewood that provided for Homewood to continue to manufacture our motors. The agreement, which expired on December 31, 2004, required that we purchase at least 100 electric motors during 2004. As we purchased only 25 electric motors in 2004, we were obligated to pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100, or an aggregate of $466,200 for the 75 motors we did not purchase. We did not pay this amount to Homewood. Since January 1, 2004, we have paid Homewood $268,835.39.

On May 26, 2005, we entered into a settlement agreement with Homewood pursuant to which Homewood gave us a full release from any and all legal claims that may have arisen prior to the date of the settlement in exchange for the issuance to three nominees of Homewood, including Mr. DeGroot, of an aggregate of 105,000 shares of our common stock.

Equity Issuances

In April 2004, we settled with various employees to accept a significant reduction in the amount of back pay owing to them. We reduced the amount we were obligated to pay such employees by approximately $180,000. As partial consideration for waiving a portion of such back pay, we granted these employees stock options to purchase shares of our common stock. Among these employees were David Tether, our former Chief Executive Officer, and Cynthia McMullen-Tether, David Tether’s spouse. Mr. Tether waived $47,807 of unpaid salary and we granted him an option to purchase 47,807 shares of common stock. Ms. McMullen-Tether waived $26,810 of unpaid salary and we granted her an option to purchase 26,810 shares of common stock. The options, which are granted under our 2003 Stock Option Plan, are exercisable at $1.00 per share and terminate on April 14, 2009.

On May 25, 2005, in partial consideration for their past contributions to our company and to encourage their continued service, we issued 50,000 shares of our common stock to Peter W. DeVecchis, Jr., our president, 75,000 shares of our common stock to Sam Occhipinti, our chief financial officer, 25,000 shares to director Jonathan Betts and 150,000 shares each to directors Michael D’Amelio and Gary M. Laskowski. On August 8, 2005, we issued 125,000 shares to director Jonathan Betts in partial consideration for his past contributions to our company and to encourage his continued service. On January 1, 2006, we issued 150,000 shares of common stock to each of Duane Crisco and David Parcells in partial consideration for their past contributions to our company and to encourage their continued service. On March 28, 2006, we issued 25,000 shares of common stock to Sam Occhipinti in partial consideration of his past contributions to our company and to encourage his continued service.

On August 9, 2005, we granted 1,754 shares of common stock to our former director David Lindahl. These shares of were granted in lieu of money owed for Mr. Lindahl’s attendance at a board of directors’ meeting.

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

On February 15, 2006, we completed a recapitalization of our Series A preferred stock whereby each outstanding share of Series A preferred stock and all accrued and unpaid dividends thereon were converted into five shares of common stock. At the time of the recapitalization there were 3,071,474 shares of Series A preferred stock outstanding. These shares were converted into 15,357,370 shares of common stock. In addition, on February 15, 2006, warrants to purchase an aggregate of 4,646,474 shares of common stock at an exercise price of $1.00 per share were exchanged by the warrant holders for an aggregate of 2,323,237 shares of common stock, and on March 3, 2006, warrants to purchase an aggregate of 750,000 shares of common stock at an exercise price of $1.00 per share were exchanged by the warrant holders for an aggregate of 375,000 shares of common stock. The warrants were held principally by the individuals and entities that had held the Series A preferred stock.

Woodlaken LLC

Woodlaken LLC, a Connecticut limited liability company, served as the representative of the holders of the Series A preferred stock. Woodlaken held an irrevocable proxy from each holder of Series A preferred stock to vote such holder’s shares of Series A preferred stock for directors and on other matters on which the Series A preferred stock was entitled to vote. This meant that Woodlaken was able to elect a majority of our board of directors and exercise significant influence over all matters requiring stockholder approval, including the approval of significant corporate transactions. As a result of the recapitalization, the proxies held by Woodlaken terminated.

Woodlaken purchased in the May 2004 private placement 150,000 shares of Series A preferred stock and warrants to purchase 300,000 shares of common stock for an aggregate purchase price of $150,000. Woodlaken now owns 900,000 shares of common stock.

The managers of Woodlaken are Gary M. Laskowski, the chairman of our board of directors, and Jonathan D. Betts, one of our directors.

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

The note originally required us to pay $50,000 by December 15, 2003 and the balance by May 31, 2004. In December 2003, we and Pinetree agreed, among other changes, to extend the $50,000 mandatory payment to February 16, 2004. As consideration for amending the note, we issued Pinetree a warrant to purchase 50,000 shares of our common stock. On December 16, 2005, we entered into an agreement with Pinetree whereby Pinetree exchanged the warrant for 25,000 shares of common stock.

Simultaneous with the closing of the May 2004 private placement, Pinetree exchanged all of its outstanding principal and accrued interest on the note, in the aggregate amount of $621,474, for 636,669 shares of Series A preferred stock and warrants to purchase 621,474 shares of common stock at $1.00 per share. Pinetree also purchased in the May 2004 and November-December 2004 private placements an aggregate of 550,000 shares of Series A preferred stock and 1,100,000 warrants for $550,000.

On February 15, 2006, in connection with the recapitalization of our Series A preferred stock and exchange of certain warrants, Pinetree’s Series A preferred stock was converted into 5,857,370 shares of common stock and Pinetree exchanged warrants for 860,737 shares of common stock.

We believe that the terms of the above transactions were commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. The board of directors has determined that any agreements with related parties must be on terms that are commercially reasonable and no less favorable to us than we could obtain from an unaffiliated third party on an arms’ length basis.

Debt Issuances

Beginning on March 7, 2005, we issued a series of promissory notes to Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC pursuant to which we borrowed an aggregate of $950,000. The notes bear interest at a rate of 12% per annum. To secure the notes, we entered into a Security Agreement with the noteholders, dated March 7, 2005 and amended on March 16, 2005, pursuant to which we granted a first priority security interest in all of our tangible and intangible assets. The maturity date of the notes has been extended to April 30, 2006. On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the noteholders. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006 at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to the noteholders as an inducement to each noteholder agreeing to extend the promissory notes.

On March 20, 2006 and March 31, 2006, we borrowed an aggregate of $185,000 from F. Jay Leonard and Woodlaken on the same terms as the notes issued to Woodlaken, Jezebel, Pinetree and Coady.

Our board of directors has authorized us to borrow up to an additional $465,000 from Woodlaken, Jezebel, Pinetree, Coady and others on the same terms as the notes issued to Woodlaken, Jezebel, Pinetree, Coady, and Leonard.

Cytation Corporation

In May 2003, we entered into an agreement with Cytation Corporation. Under the agreement, Cytation agreed to advise and assist us, among other things, in the process of becoming a public company. As consideration for these services, we paid Cytation $25,000, issued 663,089 shares of our common stock and a warrant to purchase shares of common stock, registered the common stock for resale and paid an additional $25,000 after the registration statement covering such common stock was declared effective by the SEC. The warrant entitled Cytation to purchase up to 254,564 shares of common stock at an exercise price of $1.64 per share, subject to adjustment as provided in the warrant agreement. On December 16, 2005, we entered into an agreement with Cytation and an assignee of Cytation whereby the warrant was exchanged for an aggregate of 84,855 shares of common stock.

Oliver Street Finance LLC

On November 18, 2005, we entered into an agreement with Oliver Street Finance LLC pursuant to which Oliver Street will provide funding to us to prosecute our patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Under the terms of the agreement, Oliver Street will pay all legal fees and out-of pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., in connection with the litigation against Toyota and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. Michael D’Amelio, a vice president and director of our company, is also affiliated with Oliver Street.

Bril Corporation

Bril Corporation, a consulting firm of which Gary M. Laskowski and Jonathan Betts are principals, provides bookkeeping services to us for a fee of $60,000 per year.

Item 13. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Solomon Technologies, Inc., a Maryland corporation and Solomon Technologies, Inc., a Delaware corporation dated June 19, 2003 (1)
2.2	Agreement and Plan of Merger and Reorganization by and between Solomon Technologies, Inc., TCI Acquisition Corporation and Town Creek Industries, Inc., dated September 16, 2001 (1)
3.1	Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (5)
3.3	Amended Certificate of Designation of Rights Privileges and Preferences of Series A Preferred Stock (5)
3.4	Amendment to Certificate of Incorporation (6)
3.5	Amendment to Amended Certificate of Designation of Rights Privileges and Preferences of Series A Preferred Stock (7)
4.1	Specimen Common Stock Certificate (3)
10.1	Form of Bridge Convertible Note (1)
10.2	Form of Bridge Warrant (1)
10.3	Consulting Agreement by and between Solomon Technologies, Inc. and Cytation Corporation (1)
10.4	Form of Common Stock Purchase Warrant issued to Cytation Corporation (1)
10.5	2003 Stock Option Plan (6)
10.6	Agreement by and between Homewood Products Corporation and Solomon Technologies, Inc. dated August 25, 2003 (1)
10.7	Convertible Promissory Note issued to Pinetree (Barbados), Inc. dated July 31, 2003 (1)
10.8	Memorandum of Understanding by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc., et al, dated July 31, 2003 (1)
10.9	General Release by and between Pinetree Capital Corp. and Solomon Technologies, Inc., et al, dated July 31, 2003 (1)
10.10	Convertible Note Security Agreement by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc. dated July 31, 2003 (1)
10.11	Security Agreement by and between Pinetree (Barbados), Inc. and Town Creek Industries, Inc. dated July 31, 2003 (1)
10.12	Non-Disclosure Agreement by and between Pinetree (Barbados), Inc. and Solomon Technologies, Inc. dated July 31, 2003 (1)

10.13	Non-Disclosure Agreement by and between Pinetree (Barbados), Inc. and Town Creek Industries, Inc. dated July 31, 2003 (1)
10.14	Lease Agreement dated August 26, 2003 by and between Mary Lynne Hawkins and Solomon Technologies, Inc. (2)
10.15	Lease Agreement dated August 1, 2002 by and between D&M Rental Company and Solomon Technologies, Inc. (3)
10.16	Form of Lock-Up Agreement (4)
10.17	Agreement by and among Solomon Technologies, Inc., Town Creek Industries, Inc. and Pinetree (Barbados), Inc. dated December 12, 2003 (3)
10.18	Common Stock Purchase Warrant issued to Pinetree (Barbados), Inc. dated December 12, 2003 (3)
10.19	Registration Rights Agreement by and between Solomon Technologies, Inc. and Pinetree (Barbados), Inc. dated December 12, 2003 (3)
10.20	Securities Purchase Agreement by and among Solomon Technologies, Inc., Woodlaken, LLC, et al, dated April 15, 2004 (5)
10.21	Form of Common Stock Purchase Warrant (5)
10.22	General Release of All Claims dated April 30, 2004 by and among Pinetree (Barbados) Inc., Solomon Technologies, Inc. and Town Creek Industries, Inc. (5)
10.23	Form of Registration Rights Agreement by and among by and among Solomon Technologies, Inc., Woodlaken, LLC, et al, dated April 30, 2004 (5)
10.24	Stockholders’ Agreement by and among by and among Solomon Technologies, Inc., Woodlaken, LLC, David E. Tether, et al, dated April 30, 2004 (5)
10.25	Form of Irrevocable Proxy (5)
10.26	Placement Agent Agreement by and between Solomon Technologies, Inc. and First Dunbar Securities Corporation dated March 12, 2004 (5)
10.27	Employment Agreement by and between Solomon Technologies, Inc. and David E. Tether (8)
10.28	Employment Agreement by and between Solomon Technologies, Inc. and Peter DeVecchis (8)
10.29	Purchase Agreement dated as of June 19, 2004 among David E. Tether and Solomon Technologies, Inc. (9)
10.30	Placement Agent Agreement by and between Solomon Technologies, Inc. and First Dunbar Securities Corporation dated August 2, 2004 (9)
10.31	Amendment to Consulting Agreement with Cytation Corporation, dated as of October 20, 2004 (9)
10.32	Dealership Agreement with Nautique Propulsion Systems (9)
10.33	Termination and General Release by and between D&M Rental Company and Solomon Technologies, Inc. (9)
10.34	Senior Secured Promissory Note issued to Woodlaken, LLC dated March 7, 2005 (10)
10.35	Security Agreement by and among Solomon Technologies, Inc., Woodlaken, LLC and Jezebel Management Corporation dated March 7, 2005, as amended as of March 16, 2005 (10)
10.36	Senior Secured Promissory Note issued to Jezebel Management Corporation dated March 16, 2005 (10)
10.37	Senior Secured Promissory Note issued to Pinetree (Barbados) Inc. dated April 1, 2005 (11)
10.38	Senior Secured Promissory Note issued to Woodlaken, LLC dated April 1, 2005 (11)
10.39	Joinder Agreement by and between Solomon Technologies, Inc. and Pinetree (Barbados) Inc. dated April 1, 2005 (11)
10.40	Agreement by and among Solomon Technologies, Inc., Woodlaken, LLC, Jezebel Management Corporation and Pinetree (Barbados) Inc. dated April 5, 2005 (11)
10.41	Senior Secured Promissory Note issued to Jezebel Management Corporation dated April 18, 2005 (11)
10.42	Senior Secured Promissory Note issued to Coady Family LLC dated May 25, 2005 (12)
10.43	Joinder Agreement by and between Solomon Technologies, Inc. and Coady Family LLC dated May 25, 2005 (12)
10.44	Note Extension Agreement dated July 14, 2005, among Solomon Technologies, Inc., Woodlaken, LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (12)
10.45	Senior Secured Promissory Note issued to Jezebel Management Corporation dated July 8, 2005(12)
10.46	Note Extension Agreement dated August 14, 2005, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (13)

10.47	Senior Secured Promissory Note issued to Jezebel Management Corporation dated August 16, 2005 (13)
10.48	Note Extension Agreement dated September 15, 2005, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (13)
10.49	Senior Secured Promissory Note issued to Jezebel Management Corporation dated September 15, 2005 (13)
10.50	Note Extension Agreement dated October 26, 2005, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (13)
10.51	Note Extension Agreement dated November 17, 2005, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (14)
10.52	Senior Secured Promissory Note issued to Jezebel Management Corporation dated November 18, 2005 (14)
10.53	Senior Secured Promissory Note issued to Pinetree (Barbados) Inc. dated November 18, 2005 (14)
10.54	Agreement dated November 18, 2005 between Solomon Technologies, Inc. and Oliver Street Funding LLC (15)
10.55	Senior Secured Promissory Note issued to F. Jay Leonard dated March 20, 2006*
10.56	Joinder Agreement by and between Solomon Technologies, Inc. and F. Jay Leonard dated March 20, 2006*
10.57	Senior Secured Promissory Note issued to Woodlaken LLC dated March 31, 2006*
14.1	Code of Ethics*
21.1	List of Subsidiaries (9)
23	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification - President*
31.2	Section 302 Certification - Chief Financial Officer*
32.1	Section 906 Certification - President*
32.2	Section 906 Certification - Chief Financial Officer*
99.1	Risk Factors*

* Filed herewith.

(1)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-108977, filed on September 19, 2003.
(2)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-108977, filed on November 12, 2003.
(3)	Incorporated by reference from Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-108977, filed on December 19, 2003.
(4)	Incorporated by reference from Annual Report on Form 10-KSB filed on April 14, 2004.
(5)	Incorporated by reference from Current Report on Form 8-K filed on May 14, 2004.
(6)	Incorporated by reference from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2004.
(7)	Incorporated by reference from Current Report on Form 8-K filed on November 9, 2004.
(8)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-10877, filed on June 30, 2004.
(9)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-121723, filed on December 29, 2004.
(10)	Incorporated by reference from the Annual Report on Form 10-KSB filed on March 31, 2005.
(11)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on May 16, 2005.
(12)	Incorporated by reference from the Registration Statement on Form SB-2, SEC File No. 333-125727.
(13)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 14, 2005.
(14)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-131386, filed on January 30, 2006.
(15)	Incorporated by reference from the Current Report on Form 8-K filed on November 23, 2005.

Item 14. Principal Accountant Fees and Services.

	2005	2004
Audit Fees (1)	$61,200	$62,400
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$61,200	$62,400

(1) Represents the aggregate fees billed for professional services rendered by our principal accountant for the audits of our annual financial statements for the years ended December 31, 2005, and 2004 and the reviews of financial statements included in our quarterly reports on Form 10-QSB for those years or for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those periods.

UHY LLP, has a continuing relationship with UHY Advisors, Inc. ("Advisors") whereby it leases personnel who are full time permanent employees of Advisors. The Advisors organization provides non-audit services. There were no non-audit services provided to the Company in 2005. As a result of UHY LLP’s arrangement with Advisors, UHY LLP has no full time employees; therefore, all audit services performed for us by UHY LLP for 2005 and 2004 were provided by permanent, full time employees of Advisors that were leased to UHY LLP.  UHY LLP manages and supervises the audit engagement and the audit personnel, and is exclusively responsible for the report rendered in connection with its audits of our 2005 and 2004 financial statements.

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLOMON TECHNOLOGIES, INC.

By:	/s/ Peter W. DeVecchis, Jr.
Name: Peter W. DeVecchis, Jr.
Title: President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Peter W. DeVecchis, Jr. Peter W. DeVecchis, Jr.	President (Principal Executive Officer)	March 31, 2006

/s/ Sam Occhipinti Sam Occhipinti	Sam Occhipinti (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Jonathan Betts Jonathan Betts	Director	March 31, 2006

/s/ Duane Crisco Duane Crisco	Director	March 31, 2006

/s/ Michael D’Amelio Michael D’Amelio	Director and Vice President	March 31, 2006

/s/ David Parcells David Parcells	Director	March 31, 2006

/s/ Gary M. Laskowski Gary M. Laskowski	Director and Vice President	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Solomon Technologies, Inc.

We have audited the accompanying balance sheet of Solomon Technologies, Inc. as of December 31, 2005, and the related statements of operations, deficiency in assets, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solomon Technologies, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred significant recurring operating losses and used cash in its operating activities. In 2005, the Company had a net loss of $6,632,960 and used cash of $1,195,556 in operating activities. As of December 31, 2005, the Company has a working capital deficiency of $1,624,597 and a deficiency in assets of $7,353,621. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ UHY LLP

Hartford, Connecticut

March 29, 2006

SOLOMON TECHNOLOGIES, INC.

BALANCE SHEET
December 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,693
Inventory	67,866
Prepaid expenses	2,546
Total current assets	74,105

INTANGIBLE ASSETS	384,339

EQUIPMENT, less accumulated depreciation of $50,235	11,226

$469,670

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
Notes payable to related parties	$949,820
Notes payable to individuals	54,985
Accounts payable and other accrued expenses	400,097
Accrued payroll and payroll taxes	293,800
Total current liabilities	1,698,702

REDEEMABLE SERIES A PREFERRED STOCK:
Designated 7,000,000 shares; 3,071,474 shares
issued and outstanding; redemption value at April 29, 2007
of $19,543,431	6,124,589

Total liabilities	7,823,291

COMMITMENT AND CONTINENCIES

DEFICIENCY IN ASSETS
Preferred stock, par value $0.001 per share; authorized
10,000,000 shares:
7,000,000 shares designated as Series A, Convertible	—
518,016 shares designated as Series B, Convertible	120,000
Common stock, par value $0.001 per share; authorized
50,000,000 shares; 8,487,330 shares issued and outstanding	8,487
Additional paid-in capital	14,876,095
Accumulated deficit	(22,358,203)
Deficiency in assets	(7,353,621)

$469,670

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
	Years ended December 31,
	2005	2004

Net sales	$68,717	$370,195

Cost of products sold	81,429	360,467

Gross profit (loss)	(12,712)	9,728

Operating expenses
Salaries and benefits	379,648	658,562
Noncash compensation	982,189	1,199,552
Professional fees	888,243	479,080
Advertising	16,070	107,944
Travel and entertainment	96,234	127,135
Rent	36,625	43,536
Other general and administrative	524,461	745,641
Total Operating Expenses	2,923,470	3,361,450

Operating loss	(2,936,182)	(3,351,722)

Other
Interest expense	3,656,854	3,034,350
Other expense (income)	39,924	(27,600)

	3,696,778	3,006,750

Net loss	$(6,632,960)	$(6,358,472)

Basic and diluted net loss per share	$(1.00)	$(1.31)

Weighted average shares outstanding -
basic and diluted	6,624,074	4,869,976

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF DEFICIENCY IN ASSETS

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2003	—	—			4,827,096	4,828	7,981,414	(9,366,771)	(1,380,529)
Issuance of convertible preferred stock and warrants	35	$35					139,965		140,000
Exchange of convertible preferred stock and warrants for
redeemable preferred stock and warrants	35	(35)					(89,565)		(89,600)
Net proceeds from issuance of redeemable preferred stock and
warrants allocated to warrants							591,544		591,544
Warrants issued for services in connection with the issuance
of redeemable preferred stock and warrants							447,500		447,500
Beneficial conversion feature related to issuance of
redeemable preferred stock and warrants							1,829,792		1,829,792
Redeemable preferred stock and warrants issued for debt
extinguishment allocated to warrants							139,832		139,832
Debt converted into common stock					85,760	85	134,744		134,829
Beneficial conversion feature relating to the conversion of
debt into common stock							135,316		135,316
Warrants issued to extinguish debt							5,401		5,401
Options issued to former employees to extinguish
compensation obligations							1,304,887		1,304,887
Warrants issued for services							112,000		112,000
Net loss								(6,358,472)	(6,358,472)

Balance at December 31, 2004	—	—			4,912,856	4,913	12,732,830	(15,725,243)	(2,987,500)
Shares issued to extinguish Redeemable Series A Preferred Stock					50,000	50	82,450		82,500
Shares issued for fair value of goods and services previously rendered			518,016	$518,016					518,016
Shares issued to settle litigation					1,245,441	1,245	838,244		839,489
Conversions			(398,016)	(398,016)	1,168,000	1,168	396,848		—
Shares issued at fair value for services received					652,754	653	446,861		447,514
Cashless exchange of warrants for shares					413,544	414	(414)		—
Compensation payable in common stock							104,700		104,700
Compensation paid in common stock					20,000	20	37,980		38,000
Expenses paid by principal shareholder on behalf of the Company							236,620		236,620
Other					24,735	24	(24)		—
Net loss								(6,632,960)	(6,632,960)
Balance at December 31, 2005	—	$—	120,000	$120,000	8,487,330	$8,487	$14,876,095	$(22,358,203)	$(7,353,621)

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(6,632,960)	$(6,358,472)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for litigation settlement, services and compensation	1,429,703	1,199,552
Loss (gain) on extinguishment of Redeemable Series A Preferred Stock	39,924	(27,599)
Warrants issued for services	—	112,000
Depreciation of equipment	11,268	15,128
Amortization of intangible assets	83,629	133,629
Principal shareholder paid expenses on behalf of the Company	236,620	—
Accretion and dividends	3,603,641	1,015,444
Beneficial conversion feature	—	1,965,108
Loss on write-off of unamortized patent costs	—	33,333
(Gain) loss on disposal of equipment	(3,563)	4,788
Changes in operating assets and liabilities:
Accounts receivable	433	8,231
Inventory	(7,749)	(60,117)
Other	37,474	(34,141)
Deposits	—	2,400
Accounts payable and accrued expenses	397,754	52,703
Customer deposits	—	(39,494)
Accrued payroll and payroll taxes	(391,730)	121,357
Net cash used by operating activities	(1,195,556)	(1,856,150)

INVESTING ACTIVITIES
Proceeds from sale of equipment	11,910
Purchase of equipment	(1,998)	(14,746)
Net cash provided (used) by investing activities	9,912	(14,746)

FINANCING ACTIVITIES
Proceeds from related party borrowings	1,178,219	—
Repayment of related party debt	(228,399)	—
Repayment of long-term debt	(9,507)	(80,627)
Proceeds from the sale of preferred stock, net of transaction costs	—	2,149,877
Net cash provided by financing activities	940,313	2,069,250
CHANGE IN CASH	(245,331)	198,354

CASH AND CASH EQUIVALENTS, Beginning of year	249,024	50,670
CASH AND CASH EQUIVALENTS, End of year	$3,693	$249,024

See accompanying notes.

SOLOMON TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

1. BUSINESS

The historical business of Solomon Technologies, Inc. ("STI" or the "Company") has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. The Company is presently pursuing direct sales opportunities for its products and technologies in the marine, industrial and automotive markets. The Company is identifying licensing opportunities that it anticipates will leverage its existing or acquired knowledge and provide substantial positive current financial impact while it also aggressively pursues infringers of its existing patents. The Company is also identifying acquisition targets that it expects will augment its existing intellectual property, marketing channels and human resources and provide strong cash flow.

Customers: The Company's three largest customers accounted for 100% of net sales for 2005 (40% for 2004).

Supplier: Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company's orders, it could have a materially adverse effect on the Company's financial position.

2. SUMMARY OF ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in them; actual results could differ from those estimates.

Cash and Cash Equivalents - All highly liquid investments with original maturities of three months or less at the time of purchase are considered cash equivalents.

Revenue Recognition - Product sales are recognized when product ordered has been shipped from its facility or drop shipped from one of its supplier/manufacturing locations, unless the Company is responsible for installation. In the latter case, the Company recognizes revenue upon installation and acceptance by the customer. Revenues from services are recognized when the services have been completed.

Inventory - Inventory is stated at the lower of cost determined by the first-in, first-out method or market. Inventory as of December 31, 2005 consists substantially of motors and generators held for sale. Miscellaneous parts and supplies are charged to expense when purchased.

Advertising - Advertising costs are expenses as incurred. Advertising expense was $4,950 in 2005 and $107,944 in 2004.

Income Taxes - Deferred income taxes are provided on differences between the financial statement carrying amounts and tax bases of assets and liabilities and on tax net operating loss (NOL) carry forwards, using tax rates in effect. A valuation allowance for deferred income tax assets is provided for that portion which may not be realized.

Loss Per Share - Basic and diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are anti-dilutive.

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

	2005	2004
Net loss as reported	$(6,632,960)	$(6,358,472)
Stock-based employee compensation expense under the fair value method for all awards, net of income taxes	—	49,000
Pro forma net loss	$(6,632,960)	$(6,407,472)

Basic and diluted loss per share:
As reported	$(1.00)	$(1.31)
Pro forma	$(1.00)	$(1.38)

The Company has valued stock based compensation awards utilizing the Black-Scholes options pricing model using the following assumptions for 2004, respectively: risk free interest rate of 3.44%; volatility of 140%; estimated life of five years; and a zero dividend yield.

The average fair value of warrants granted in 2005 was $1.86. No options were granted in 2005. The average fair value of options and warrants granted in 2004 was $2.40 and $0.11 a share, respectively.

Product Development - Product development costs are charged to expense as incurred. Such costs were minimal for 2005 and 2004.

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

Product Warranty - The Company currently extends a one-year onsite warranty on sales of its marine propulsion products. Warranty expense was minimal for 2005 and 2004. As of December 31, 2005, the Company is unaware of any significant potential warranty claims.

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

3. ACCRUED PAYROLL AND PAYROLL TAXES

As of December 31, 2005, the Company had accrued payroll and unpaid payroll taxes of approximately $108,800 and accrued interest and penalties of $185,000 with respect to such taxes. The Company has received notice of delinquency from the U.S. Internal Revenue Service and believes that such notice could severely impact its operations or cause the Company to cease operations.

4. NOTES PAYABLE TO RELATED PARTIES AND INDIVIDUALS

The notes payable to related parties as of December 31, 2005 bear interest at 12% and were due January 31, 2006. The related parties consist of officers, directors, and stockholders or their affiliates. The due date of the notes payable to related parties has been extended to April 30, 2006. During 2005, maturity dates were similarly extended on related party borrowings. As of December 31, 2005, substantially all assets of the Company were pledged as collateral for notes payable to related parties in the principal amount of $950,000.

The notes payable to individuals are non-interest bearing and are due on demand.

5. REDEEMABLE SERIES A PREFERRED STOCK

At various dates from May 13, 2004 to December 23, 2004, the Company issued 2,360,000 shares of the Redeemable Series A Preferred Stock (the Redeemable Preferred) and warrants to purchase 4,720,000 shares of common stock. The warrants have an exercise price of $1.00 a share. Total cash proceeds from these transactions were $2,360,000 of which $1,570,550 was allocated to the Redeemable Preferred and $789,450 to the warrants. In connection with these issuances, the Company incurred costs of $791,622, including the issuance of warrants valued at $447,500 to purchase 250,000 shares of common stock. The Company allocated $593,717 of the transaction costs to the Redeemable Preferred and $197,906 to the warrants based on their relative fair values.

Also on May 13, 2004, the Company exchanged 621,474 shares of the Redeemable Preferred and warrants to purchase 621,474 shares of common stock to extinguish debt and accrued interest with a carrying value of $621,474. Management concluded that the fair value of the Redeemable Preferred and warrants issued approximated the carrying value of the extinguished debt and accrued interest. The Company allocated $481,642 to the Redeemable Preferred and $139,832 to warrants.

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

The Redeemable Preferred is redeemable at the holders’ option on April 29, 2007 at $6.00 a share plus any accrued and unpaid dividends at $0.08 a share per year. The Redeemable Preferred A has a liquidation preference of $5.00 a share through April 29, 2006 and $6.00 a share to April 29, 2007 plus accrued and unpaid dividends. Each share of the Redeemable Preferred A is convertible at any time into one share of common stock by the holder. The Company can convert each share of the Redeemable Preferred A into one share of common stock at any time only after payment of the liquidation preference. The holders of the Redeemable Preferred A receive one vote for each share of common stock that the Redeemable Preferred A is convertible into. Further, the affirmative vote of at least 75% of the Redeemable Preferred A holders is required for certain transactions including the sale or liquidation of the Company, payment of dividends, repurchase or issuance of capital stock, issuance of indebtedness, and purchase of securities of another company. Each holder of Redeemable Preferred A has agreed to give Woodlaken LLC (Woodlaken) an irrevocable proxy to vote their shares for directors and other matters. As such, Woodlaken is able to elect a majority of the Company’s board of directors and exercise significant influence over all matters requiring stockholder approval.

The Company classifies the Redeemable Preferred A as a liability due to the mandatory redemption provision. The carrying value of the Redeemable Preferred is being accredited to the redemption date using the interest method.

Following is a summary of the changes in the Redeemable Preferred carrying amount:

	2005	2004
Balance at beginning of year	$2,563,519
Issuance for cash		$1,570,550
Exchange of common stock to extinguish obligation under Redeemable Preferred	(42,576)
Issuance in exchange for Series A Convertible Preferred Stock		89,600
Issuance for extinguishment of debt		481,642
Accretion and dividends	3,603,646	1,015,444
Allocated transaction costs:
Paid in cash		(258,092)
Paid with warrants		(335,625)
		(593,717)
Balance at end of year	$6,124,589	$2,563,519

6. INCOME TAXES

Components of deferred income tax assets (liabilities) as of December 31, 2005 follow:

Net operating loss carryovers	$5,766,748
Accrued expenses	114,583
Equipment and intangible assets	(40,567)
$5,840,764

Valuation allowance	$(5,840,764)

At December 31, 2005 the Company has available federal net operating loss carryovers of $14,800,000, which expire through the year 2024. As a result of certain changes in stock ownership the Company’s ability to utilize its net operating loss carryovers may be subject to limitation under Internal Revenue Code Section 382. The Company has not analyzed its net operating loss carryovers to determine the extent of any restriction on its ability to utilize them.

7. CAPITAL TRANSACTIONS

In February 2004, the Company issued 35,000 shares of Series A Convertible Preferred Stock and warrants to purchase 35,000 shares of common stock for $134,000 of cash and the extinguishment of debt with a carrying value of $6,000. In May 2004, the Series A Convertible Preferred Stock and warrants were exchanged for 140,000 shares of Series A Redeemable Preferred Stock valued at $89,600 and warrants valued at $50,400 to purchase 280,000 shares of common stock.

In February 2004, note holders converted convertible debt with a carrying value of $125,000 plus interest of $9,829 into 85,760 shares of common stock. Interest expense relating to the beneficial conversion feature on this note was $135,316.

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

In 2005, 50,000 shares of the Redeemable Preferred were converted to 50,000 shares of common stock. In connection with this transaction, the Company recorded a $39,924 loss on extinguishment of debt which represented the difference between the carrying value of the Redeemable Preferred of $42,576 and the fair value of the common stock issued of $82,500.

In 2005, an aggregate of 518,016 shares of Series B Convertible Preferred Stock were issued to settle obligations owed to a professional service provider and certain vendors. The professional service provider is also a related party. The fair value of the shares issued approximated the carrying value of the previously accrued obligations for goods and services rendered of $518,016.

In 2005, 1,245,441 shares of common stock were issued to settle litigation. The fair value of the shares issued of $830,489 was charged to operations.

In 2005, an aggregate of 433,544 shares of common stock were issued to officers, directors and others. In addition, 300,000 shares of common stock will also be issued on January 1, 2006. The fair value of the shares issued and those to be issued as of December 31, 2005 of $142,700 has been charged to operations.

The Company’s Series B Convertible Preferred Stock may be converted at any time, at the option of the holder, into fully paid and non-assessable shares of common stock determined by a specified formula.

8. STOCK OPTION PLAN AND WARRANTS

The Company has a stock option plan for key employees, directors and consultants. All option grants are approved by the Board of Directors who also determine the number of options, the exercise price, and the vesting period. Options granted under the plan have exercise prices of not less than the fair market value of common stock on the grant date.

A summary of stock option activity follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2003	242,500	$2.00
Options granted:
To former employees for extinguishment of compensation obligation	305,335	1.16
To directors	100,000	0.55
To executives	200,000	0.55
	605,335	0.86
Outstanding at December 31, 2004	847,835	1.71
Options cancelled:
Compensation obligation	(80,000)	2.00
Directors	(200,000)	0.55
	(280,000)	0.96
Outstanding at December 31, 2005	567,835	$1.29

At December 31, 2005, 567,835 options with a weighted average exercise price of $1.29 were exercisable.

At December 31, 2004, 647,835 options with a weighted average exercise price of $1.38 were exercisable.

The following table summarizes the Company’s stock options outstanding at December 31, 2005:

Options Outstanding			Options Exercisable
Range of exercise prices	Number	Weighted average remaining life	Weighted average exercise price	Number	Weighted Average Exercise price
$.55 to $1.00	355,335	4.81	$0.87	355,335	$0.87
$2.00	212,500	1.29	$2.00	212,500	$2.00

A summary of warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2003	225,792	$2.14
Warrants granted:
In connection with the issuance of preferred stock	5,621,509	1.00
Issued for services and to extinguish debt	460,000	1.26
Other	157,121	1.92
Outstanding and exercisable at December 31, 2004	6,464,387	$1.08
Warrants exercised and cancelled	(827,057)	1.12
Outstanding and exercisable at December 31, 2005	5,637,330	$1.06

At December 31, 2005, there are 9,830,006 shares of common stock reserved for future issuance upon the exercise of outstanding warrants and options and the conversion of outstanding Redeemable Preferred.

9. OTHER SUBSEQUENT EVENTS

On February 15, 2006, the Company completed a recapitalization of its Redeemable Preferred whereby each outstanding share and all accrued and unpaid dividends thereon were converted into five shares of common stock. At the time of the recapitalization, there were 3,071,474 shares of Redeemable Preferred outstanding. These shares were converted into 15,357,370 shares of common stock. As a result, the Company will report a noncash loss on the extinguishment of the Redeemable Preferred of approximately $5.5 million in the first quarter of 2006 for the excess of the fair value of the common stock issued ($12.4 million) in excess of the carrying value of the Redeemable Preferred.

In addition, from February 15, 2006 through March 3, 2006, warrants to purchase an aggregate of 4,646,474 shares of common stock at an exercise price of $1.00 per share were exchanged by the warrant holders for an aggregate of 2,323,237 shares of common stock. The warrants were held by certain of the Company’s Redeemable Preferred stockholders.

The recapitalization described above will have a net positive impact on the deficiency in assets of approximately $6.8 million.

10. COMMITMENT AND CONTININGENCIES

On November 22, 2005, the Company entered into an agreement with Oliver Street Finance LLC (Oliver Street), pursuant to which Oliver Street will provide funding to the Company to prosecute the Company’s patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America (collectively, Toyota). Under the terms of the agreement, Oliver Street will pay all legal fees and out-of-pocket expenses billed by the Company’s special patent counsel in connection with the litigation against Toyota and approved by the Company in exchange for a portion of any recovery that the Company may receive from the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on the Company’s behalf. Expenses paid on behalf of the Company by Oliver Street in 2005 were $236,620. Such amount has been reflected in operations and additional paid-in capital. A director and shareholder of the Company is a principal owner of Oliver Street.

11. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the year of 2005, the Company had a net loss of $6,632,960 and used cash of $1,195,556 in operating activities. As of December 31, 2005, the Company has a working capital deficiency of $1,624,597 and a deficiency in assets of $7,353,621. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

Management is presently implementing a plan to broaden its market and product base and exploit its intellectual property that it expects will generate substantial profits and cash flow. As part of this plan, Management intends to grow its business through licensing of its proprietary and patented technologies and through the acquisition of businesses that fit its strategy. Management is identifying licensing opportunities that leverage its existing or acquired knowledge and provide substantial positive current financial impact while it also aggressively pursues infringers of its existing patents. Management is also identifying acquisition targets that augment its existing intellectual property, marketing channels and human resources and provide strong cash flow. Additionally, management is actively seeking additional sources of capital. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Exhibit Index

Exhibit No.	Description
10.55	Senior Secured Promissory Note issued to F. Jay Leonard dated March 20, 2006
10.56	Joinder Agreement by and between Solomon Technologies, Inc. and F. Jay Leonard dated March 20, 2006
10.57	Senior Secured Promissory Note issued to Woodlaken LLC dated March 31, 2006
14.1	Code of Ethics
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification-President
31.2	Section 302 Certification-Chief Financial Officer
32.1	Section 906 Certification-President
32.1	Section 302 Certification-Chief Financial Officer
99.1	Risk Factors