Form 10QSB
period 2006-03-31
SOLOMON TECHNOLOGIES INC
filed 2006-05-15
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2006, there were 27,787,420 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Solomon Technologies, Inc.
Condensed Balance Sheet
March 31, 2006
(Unaudited)

Assets

Current Assets

Cash	$7,785
Inventory (Finished parts)	65,297
Prepaid expenses	2,546

Total current assets	75,628

Intangible assets, net	363,432

Property and equipment, net	11,579

Total assets	$450,639

Liabilities and Deficiency in Assets

Current Liabilities

Notes payable related parties	$1,152,000
Accounts payable	558,491
Accrued expenses	145,047
Accrued payroll and payroll taxes	307,023

Total current liabilities	2,162,561

Deficiency in Assets

Common stock, par value $0.001 per share; authorized	27,451
100,000,000 shares; 27,452,720 shares issued and outstanding
Additional paid-in capital	27,981,200
Accumulated deficit	(29,720,573)

Deficiency in assets	(1,711,922)

Total liabilities and deficiency in assets	$450,639

See accompanying notes.

Solomon Technologies, Inc.
Condensed Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net Sales	$5,365	$25,165

Cost of Goods Sold	2,569	53,275

Gross Margin	2,796	(28,110)

Operating Expenses
Salaries and benefits	196,535	175,623
Noncash compensation and consulting	264,450	-
Professional fees	359,141	209,512
Advertising	-	10,340
Travel and entertainment	14,800	61,145
Rent	8,228	8,119
Other general and administrative	126,478	233,974

Total Operating Expenses	969,632	698,713

Operating Loss	(966,836)	(726,823)

Interest expense	727,965	653,038
Loss on extinguishment of redeemable preferred stock and other debt	5,667,569	39,924

Net Loss	$(7,362,370)	$(1,419,785)

Basic and diluted net loss per share	($0.42)	($0.27)

Weighted average common shares outstanding-basic and diluted	17,740,475	5,176,796

See accompanying notes.

Solomon Technologies, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For Three Months Ended March 31,
	2006	2005

Operating activities

Net Loss	$(7,362,370)	$(1,419,785)

Adjustments to reconcile net loss to net cash used by operations
Common stock and warrants issued for services, fees and compensation	394,399	90,000
Loss on extinguishment of redeemable preferred stock	5,667,569	39,924
Accretion and dividends	698,257	651,667
Amortization and depreciation	22,516	24,872
Change in operating assets and liabilities:
Accounts receivable	-	(562)
Inventory	2,569	12,520
Other	-	24,445
Accounts payable and accrued expenses	372,891	183,771
Customer deposits	-	4,470
Accrued payroll and payroll taxes	13,223	(24,976)

Net cash used by operating activities	(190,946)	(413,654)

Investing Activities
Purchase of equipment	(1,962)	(1,998)

Net cash used by investing activities	(1,962)	(1,998)

Financing Activities
Proceeds from notes and loans payable	197,000	190,000
Repayments of notes and loans payable	-	(360)

Net cash provided by financing activities	197,000	189,640

Change in cash	4,092	(226,012)

Cash at beginning of period	3,693	249,024

Cash at end of period	$7,785	$23,012

See accompanying notes.

Solomon Technologies, Inc.
Condensed Statement of Deficiency in Assets
(Unaudited)

	Series B
	Convertible				Additonal
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	120,000	$120,000	8,487,330	$8,487	$14,876,095	$(22,358,203)	$(7,353,621)

Shares issued to extinguish
Redeemable Series A
Preferred Stock			15,357,370	15,357	12,424,113		12,439,470

Conversion	(120,000)	(120,000)	175,439	175	119,825		-

Shares and warrants issued at
fair value for fees and services			477,500	477	263,972		264,450

Exchange of warrants
for shares			2,698,237	2,698	(2,698)		-

Shares issued to extinguish
debt			256,844	257	169,944		170,200

Expenses paid on Company's behalf					129,949		129,949

Net loss for the period	-	-	-	-	-	(7,362,370)	(7,362,370)

Balance at March 31, 2006	-	$-	27,452,720	$27,451	$27,981,200	$(29,720,573)	$(1,711,922)

See accompanying notes.

Solomon Technologies, Inc.
Notes to Financial Statements (unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited. They reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2005 contained in the annual report on Form 10-KSB as filed with the SEC. Operating results for interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - CHANGE IN ACCOUNTING METHOD

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Accounting for Stock Based Compensation” using the modified-prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation costs for awards granted after January 1, 2006 is based on the estimated fair value of the awards on their grant date and is generally recognized over the required service period.

No stock options were granted in the first quarter of 2006 and, all stock options outstanding at December 31, 2005 were fully vested. As such, the adoption of SFAS No. 123(R) had no impact on the Company's financial statements.

There were 567,835 outstanding options with a weighted average exercise price of $1.29 per share and 340,856 outstanding warrants with a weighed average exercise price of $0.83 per share as of March 31, 2006.

NOTE 3 - ACCRUED PAYROLL AND PAYROLL TAXES

As of March 31, 2006, the Company had accrued payroll and unpaid payroll taxes of approximately $122,000 and accrued interest and penalties of $185,000 with respect to such taxes. The Company has received notice of delinquency from the U.S. Internal Revenue Service and believes that such notice could severely impact its operations or cause the Company to cease operations.

NOTE 4 - NOTES PAYABLE

On March 20, 2006, the Company borrowed $25,000 from F. Jay Leonard. The note bears interest at 12% per annum and is secured by a lien on all of the Company’s assets.

On March 31, 2006, the Company borrowed $172,000 from Woodlaken LLC. The note bears interest at 12% per annum and is secured by a lien on all of the Company’s assets. Woodlaken is managed by Gary Laskowski, the Company’s Chairman of the Board, and Jonathan Betts, a director. Woodlaken holds 927,421 shares of common stock.

As disclosed in Note 9, subsequent to the quarter end the maturity date of the above notes as well as those others outstanding was extended to June 30, 2006.

NOTE 5 - COMMITMENT AND CONTINGENCIES

The Company has an agreement with Oliver Street Finance LLC (Oliver Street). Under this agreement Oliver Street provides funding to the Company to prosecute the Company’s patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Manufacturing North America (collectively, Toyota). Oliver Street pays all legal fees and out-of-pocket expenses billed by the Company’s special patent counsel in connection with the litigation against Toyota and approved by the Company in exchange for a portion of any recovery that the Company may receive from the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on the Company’s behalf. Expenses paid on behalf of the Company by Oliver Street in the quarter ended March 31, 2006 were $129,949 and are included in professional fees. Such amount has been reflected in operations and additional paid-in capital. Michael A. D'Amelio, a director and shareholder of the Company, is a principal of Oliver Street.

The Company has filed a lawsuit against Toyota alleging claims for patent infringement and damages from the unauthorized use of the Company’s patents. In connection therewith the Company filed a complaint with the United States International Trade Commission (ITC) seeking an exclusion order prohibiting the importation of infringing technology. ITC is currently conducting its investigation and has scheduled a hearing for October 30, 2006 through November 3, 2006.

The Company is not involved in any other litigation.

NOTE 6 - FINANCING AND EQUITY TRANSACTIONS WITH RELATED PARTIES

During the quarter ended March 31, 2006 the Company issued 15,357,370 shares of common stock with an estimated fair value of $12,439,470 to extinguish its obligations under its Redeemable Series A Preferred Stock. The Company also issued 256,844 shares of its common stock with an estimated fair value of $170,200 to extinguish its obligations under notes payable, including accrued interest. In connection with these transactions an extinguishment loss of $5,667,569 was recognized.

Also during the quarter ended March 31, 2006 the Company issued 100,000 warrants and 477,500 common shares with an estimated aggregate fair value of $264,450 to directors, certain note holders, and an officer for services and fees. Operating results include a related charge for $264,450. The warrants may be exercised to purchase 100,000 shares of the Company’s common stock at $.40 a share.

NOTE 7 - CONCENTRATION OF RISK

Customers:

One customer accounted for all sales in the three months ended March 31, 2006. Two customers accounted for 67% and 29%, respectively, of sales for the three months ended March 31, 2005

Supplier:

Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company’s orders, it could have a materially adverse effect on the Company’s financial position.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the first three months of 2006, the Company had a net loss of $7,362,370 and used cash of $190,946 in operating activities. As of March 31, 2006, the Company has a working capital deficiency of $2,086,933 and a deficiency in assets of $1,711,922. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

Management is continuing to implement a plan to broaden its market and product base and exploit its intellectual property that it expects will generate substantial profits and cash flow. As part of this plan, management intends to grow its business through licensing of its proprietary and patented technologies and through the acquisition of businesses that fit its strategy. Management is identifying licensing opportunities that leverage its existing or acquired knowledge and provide substantial positive current financial impact while it also aggressively pursues infringers of its existing patents. Management is also identifying acquisition targets that augment its existing intellectual property, marketing channels and human resources and provide strong cash flow. Additionally, management is actively seeking additional sources of capital. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 9 - SUBSEQUENT EVENTS

On April 4, 2006, the Company filed a certificate of elimination for its Series A preferred stock and its Series B preferred stock with the Secretary of State of Delaware, the Company’s state of incorporation. The Company filed the certificate of elimination because no shares of either class of preferred stock are outstanding and the Company has no plans to issue such stock.

On April 7, 2006, the Company borrowed $50,000 from Peter and Barbara Carpenter (the “Carpenters”) and Woodlaken LLC assigned $50,000 of its promissory note issued by the Company on March 31, 2006 in the aggregate principal amount of $172,000 (the “Woodlaken Note”) to the Carpenters. On April 10, 2006, the Company borrowed $50,000 from Pascal Partners, LLC and Woodlaken assigned $50,000 of the Woodlaken Note to Pascal. The Company issued promissory notes in the principal amount of $100,000 to the Carpenters and Pascal. The Company also issued a promissory note in the principal amount of $72,000 to Woodlaken representing the balance of the principal amount under the Woodlaken Note. The new notes bear interest at a rate of 12% per annum and mature on April 30, 2006. The new notes have substantially the same terms as the promissory notes in the aggregate principal amount of $975,000 issued by the Company to Woodlaken, Jezebel Management Corp., Pinetree (Barbados), Inc., Coady Family LLC and F. Jay Leonard (the “Initial Investors”) between March 2005 and March 2006 (the “Notes”) and with the Notes are secured by a first priority security interest in all of the tangible and intangible assets of the Company.

NOTE 9 - SUBSEQUENT EVENTS (continued)

The managers of Woodlaken are Gary Laskowski, the chairman of the board of directors and vice president of the Company, and Jonathan Betts, a director of the Company. Woodlaken currently owns 927,421 shares of common stock of the Company.

The board of directors of the Company has authorized the Company to borrow up to an additional $353,000 from the Initial Investors, the Carpenters, Pascal and others on the same terms as the Notes and the new notes issued to the Carpenters, Pascal and Woodlaken.

On April 28, 2006, the Company entered into an agreement with all related and affiliated party promissory note holders to extend the terms of each note to June 30, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended March 31, 2006 and 2005 should be read in conjunction with our financial statements included elsewhere in this Quarterly Report.

Overview

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. We intend to expand the licensing, manufacturing, and sale of electric power drive systems, including those incorporating hybrid and regenerative technologies, and the licensing and manufacture of our Electric Wheel™ and Electric Transaxle™ for automotive, hybrid and all-electric vehicle applications. Our goal is to become a leader in the manufacture, licensing and sale of electric power drive systems for specialized high value original equipment manufacturers.

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

On December 15, 2005, we signed a letter of intent to acquire Technipower LLC, a Danbury, Connecticut based manufacturer of power supplies and related equipment for the defense, aerospace and commercial sectors. The letter of intent contemplated that we would purchase Technipower for $3 million in cash and common stock valued at $2.4 million and that the purchase price would be subject to increase or decrease based on changes in Technipower’s working capital. The letter of intent also provided that we would assume Technipower’s revolving credit facility as part of the transaction. The letter of intent has expired but we are continuing to negotiate the terms of a definitive purchase agreement with Technipower. The transaction will be subject to the negotiation and execution of the definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation and the negotiation and execution of agreements with Technipower personnel. At present, we anticipate that the purchase price will increase by approximately $500,000 and that this additional amount will be paid in common stock. While no assurances can be given as to when the acquisition may close, we currently anticipate that the acquisition will close during the second quarter of this year.

On May 8, 2006, we entered into a letter of intent to acquire Power Solutions, Inc., a Long Island, New York based manufacturer of high volume direct current power supplies and power supply systems and components for the medical, telecommunications and commercial sectors. As part of this acquisition, we will also acquire a controlling stake in Ultrapower Ltd. that is presently held by Power Solutions. Based in Taiwan, Ultrapower is a manufacturer of power supplies and associated products. The letter of intent contemplates that we will purchase Power Solutions for $5 million in cash, of which $250,000 would be held in escrow for 15 months to secure certain obligations of the sellers. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation and the negotiation and execution of agreements with Power Solutions personnel. While no assurances can be given as to when the acquisition may close, we currently anticipate that the acquisition will close during the second quarter of 2006. In connection with and in consideration for the execution of the letter of intent, we issued 100,000 shares of common stock to each of Myron Koslow and the Norman S. and Marian B. Berkowitz Revocable Trust. Myron Koslow and the Norman S. and Marian B. Berkowitz Revocable Trust have each agreed not to sell or otherwise transfer these shares for a period of one year.

We anticipate that Technipower and Power Solutions will serve as a platform for a new Power Systems Division of our company and that our current energy efficient technologies will become part of a new Alternative Energy Division. With this new structure we intend to exploit opportunities for market consolidation, cross marketing and core business growth in separate but compatible niche markets for specialized high value OEM power applications and electric power drive systems. The operating assets will be divisionalized but will permit a formal exchange of engineering and sales talent across business units.

In order to fund the cash component of the purchase price for the Technipower acquisition and other possible acquisitions we intend to effect one or more private sales of equity or debt securities. We have not yet determined the terms or amount of the securities to be sold. However, any such securities will be offered and sold without registration under the Securities Act of 1933, as amended, and may not be reoffered or resold by the purchasers in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

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

We borrowed $1,247,000 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through April 2006. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $353,000 of short-term debt financing. On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the noteholders. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006 at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to certain of the noteholders as an inducement to each noteholder agreeing to extend the maturity date of the notes from March 15, 2006 to April 30, 2006. On May 3, 2006, we issued and sold an additional aggregate of 124,700 shares of common stock to the noteholders as an inducement to each noteholder agreeing to the extending the maturity date of the notes from April 30, 2006 to June 30, 2006.

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

On January 10, 2006, we filed a complaint with the United States International Trade Commission (ITC) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology. On or about February 8, 2006, the ITC instituted an investigation based on our complaint. The ITC acts as an administrative investigative body to determine, among other things, whether or not goods imported into the United States infringe U.S. patents. If we are successful in our ITC action, Toyota could be prohibited from importing into the United States infringing combination motor and transmission systems and those products containing such systems, including the Toyota Prius and Highlander models. The ITC has scheduled the hearing on our complaint for October 30 through November 3, 2006.

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

On September 14, 2005, we issued an aggregate of 26,000 shares of our common stock to three employees of our company and one consultant in consideration for their services. On March 28, 2006, we issued 10,000 shares to one consultant in consideration of his services to our company.

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

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

For the quarter ended March 31, 2006 we incurred a non-cash loss of $5,667,569 on the extinguishment of redeemable preferred stock and other debt. The loss was measured by the excess of the market value of our common stock issued over the carrying value of the obligations including accrued accretion and interest. Last year we incurred a loss of $39,924 on a similar transaction.

For the three months ended March 31, 2006 we generated revenues of $5,365 as compared to $25,165 for the three months ended March 31, 2005, a decrease of $19,800. Cost of products sold for the three months ended March 31, 2006 was $2,569 generating a gross margin of $2,796. Cost of products sold for the three months ended March 31, 2005 was $53,275 generating a loss of $28,110. The increase in our margin was due to a decrease in warranty replacement costs from prior year shipments. We believe we will improve our margins and, with an increase in sales, achieve economies of scale.

Salaries and benefits for the three months ended March 31, 2006 were $196,535 compared to $175,623 for the three months ended March 31, 2005, an increase of $20,912, or 11.9%. This increase was due primarily to stock compensation above base pay to certain corporate officers.

Noncash compensation for the three months ended March 31, 2006 was $264,450 compared to $0 for the three months ended March 31, 2005. Noncash compensation for 2006 consisted of the market value of the Company’s common stock issued to directors, certain note holders, and an officer for services rendered and fees. We expect to issue stock in lieu of cash compensation in future quarters if necessary to preserve operating capital.

Professional fees for the three months ended March 31, 2006 were $359,141 as compared to $209,512 for the three months ended March 31, 2005, an increase of $149,629, or 71.4%. Professional fees include $129,949 of non-cash charges funded on our behalf by Oliver Street Finance LLC and related to our patent litigation referred to in Note 5 to the Financial Statements contained in this Report. This increase is due primarily to costs associated with reporting to the SEC and necessary activities related to patent infringement litigation against Toyota Motor Company.

Advertising expense for the three months ended March 31, 2006 was $0 as compared to $10,340 for the three months ended March 31, 2005, a decrease of $10,340, or 100%. The decrease in advertising expense was due to a reduction in our marketing personnel as well as a reduction in trade show attendance, publication advertisements and direct advertising activity.

Travel and entertainment costs for the three months ended March 31, 2006 were $14,800 as compared to $61,145 for the three months ended March 31, 2005, a decrease of $46,345, or 75.8%. The decrease in travel and entertainment costs was due primarily to a reduced presence at trade shows and a general reduction in all travel and associated entertainment related to reduced sales and corresponding installations.

Rent for the three months ended March 31, 2006 was $8,228 as compared to $8,119 for the three months ended March 31, 2005, an increase of $109, or 1.3%. The increase resulted from an increase in our monthly rent.

Other general and administrative costs for the three months ended March 31, 2006 were $126,478 as compared to $233,974 for the three months ended March 31, 2005, a decrease of $107,496, or 45.9%. We expect our general and administrative costs to remain stable in the second quarter of 2006. These costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing. The decrease reflected a reduction in staffing.

We incurred interest expense of $727,965 for the three months ended March 31, 2006. Interest expense incurred for the three months ended March 31, 2005 was $653,038. The increase of $74,927 in interest expense was due primarily to interest accretion of $698,257 recorded on our redeemable Series A preferred stock.

We reported a net loss for the three months ended March 31, 2006 of $7,362,370. Our net loss for the three months ended March 31, 2005 was $1,419,785.

Liquidity and Capital Resources

Our available cash balance at March 31, 2006 was $7,785. We borrowed $1,247,000 in short-term debt financing from certain of our principal stockholders and other investors between March 2005 and April 2006. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $353,000 of short-term debt financing. We expect to seek additional capital through the sale of debt and/or equity securities in the second quarter of 2006 in order to fund our operating capital needs, although we cannot assure you that we will be able to obtain any of such additional capital.

During the three months ended March 31, 2006, we used net cash of $190,946 for operations. This consisted of a net loss of $7,362,370 offset by net noncash charges of $7,717,424. Additionally, we had net cash flows from financing activities of $197,000 consisting primarily of proceeds from notes payable to related parties.

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

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of March 31, 2006 we have deficiencies in both working capital and net assets. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. We are currently seeking additional financing to fund operations to achieve acceptable sales levels.

In order to fund the cash component of the purchase price for the Technipower acquisition and other possible acquisitions we intend to effect one or more private sales of equity or debt securities. We have not yet determined the terms or amount of the securities to be sold. However, any such securities will be offered and sold without registration under the Securities Act of 1933, as amended, and may not be reoffered or resold by the purchasers in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

•     industry competition, conditions, performance and consolidation,

•     legislative and/or regulatory developments,

•     the effects of adverse general economic conditions, both within the United States and globally,

•	any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts, and

•	other factors described in the “Risk Factors” contained in Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2006, we filed a complaint with the United States International Trade Commission (ITC) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology. On or about February 8, 2006, the ITC instituted an investigation based on our complaint. The ITC acts as an administrative investigative body to determine, among other things, whether or not goods imported into the United States infringe U.S. patents. If we are successful in our ITC action, Toyota could be prohibited from importing into the United States infringing combination motor and transmission systems and those products containing such systems, including the Toyota Prius and Highlander models. The ITC has scheduled the hearing on our complaint for October 30 through November 3, 2006.

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

On January 27, 2006, we issued and sold 163,488 shares of common stock to John S. Brock Limited. These shares were issued in settlement of indebtedness arising from two promissory notes issued by us to John S. Brock Limited. The sale of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

On May 3, 2006, we issued and sold an aggregate of 124,700 shares of common stock to the holders of certain promissory notes. These shares were issued to the noteholders as an inducement to each noteholder agreeing to extend the promissory notes. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On May 8, 2006, in connection with the execution of a letter of intent to acquire Power Solutions, Inc., we issued and sold 100,000 shares of common stock to each of Myron Koslow and the Norman S. and Marian B. Berkowitz Revocable Trust. These shares were issued in consideration of Power Solutions, Inc.’s agreement to enter into the letter of intent. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On May 8, 2006, we issued and sold 10,000 shares of common stock to Floyd E. Johnson. These shares were issued in settlement of $22,265.00 of indebtedness arising from services rendered to us by FEJ Consulting. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

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

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Securities

We did not repurchase any shares of our common stock during the first quarter of 2006.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Note Extension Agreement dated March 15, 2006, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC*
10.2	Senior Secured Promissory Note issued to Peter and Barbara Carpenter dated April 7, 2006*
10.3	Joinder Agreement by and between Solomon Technologies, Inc. and Peter and Barbara Carpenter dated April 7, 2006*
10.4	Senior Secured Promissory Note issued to Pascal Partners, LLC dated April 10, 2006*
10.5	Joinder Agreement by and between Solomon Technologies, Inc. and Pascal Partners, LLC dated April 10, 2006*
10.6
Note Extension Agreement dated as of April 28, 2006, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter and Pascal Partners, LLC*

31.1	Certification by President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Transfer, Assignment and Assumption Agreement dated as of April 4, 2006 by and among Woodlaken LLC and Peter and Barbara Carpenter*
99.2	Transfer, Assignment and Assumption Agreement dated as of April 10, 2006 by and among Woodlaken LLC and Pascal Partners, LLC*

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-131386, filed on May 10, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2006

SOLOMON TECHNOLOGIES, INC.

By:          /s/ Peter W. DeVecchis, Jr.
Peter W. DeVecchis, Jr.
President
(principal executive officer)

By:          /s/ Samuel F. Occhipinti
Samuel F. Occhipinti
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.