Form 10QSB
period 2006-06-30
SOLOMON TECHNOLOGIES INC
filed 2006-08-14
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2006, there were 28,021,170 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Solomon Technologies, Inc.
Condensed Balance Sheet
June 30, 2006
( Unaudited)

Assets

Cash	$8,372
Inventory (finished parts)	90,143
Prepaid expenses	2,546
Total Current Assets	101,061

Intangible assets, net	342,525
Property and equipment, net	9,979
Other	317,718
Total Asset	$771,283

Liabilities and Deficiency in Assets

Current Liabilities

Notes payable	$45,000
Notes payable to related parties	1,472,000
Accounts payable	804,631
Accrued expenses	205,078
Customer deposits	19,093
Accrued payroll and taxes	264,490
Total Current Liabilities	2,810,292

Deficiency in Assets
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 27,871,170 issued and outstanding	27,870
Additional paid-in capital	28,248,507
Accumulated Deficit	(30,315,386)

Deficiency in Assets	(2,039,009)

Total Liabilities and Deficiency in Assets	$771,283

See accompanying notes.

Solomon Technologies, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net Sales	$7,547	$37,908	$12,912	$63,073

Cost of Goods Sold	3,113	26,897	5,682	80,171
Gross Margin	4,434	11,011	7,230	($17,098)

Operating Expenses
Salaries and benefits	120,205	76,477	316,740	252,101
Noncash compensation	104,426	573,061	368,876	573,061
Professional fees	146,819	180,327	505,960	389,839
Advertising	0	3,240	0	13,581
Travel and entertainment	15,135	16,824	29,935	77,970
Rent	6,788	8,233	15,016	16,353
Other general and administrative	179,677	264,505	306,159	498,252
Total Operating Expenses	573,050	1,122,667	1,542,686	1,821,157

Operating Loss	(568,616)	(1,111,656)	(1,535,456)	(1,838,255)

Interest expense	41,359	802,323	769,323	1,455,585
(Gain) loss on extinguishment of redeemable perferred stock and other debt	(15,165)	0	5,652,404	39,924

Net Loss	$(594,810)	$(1,913,979)	$(7,957,183)	$(3,333,764)

Basic and diluted net loss per share	$(0.02)	$(0.32)	$(0.35)	$(0.59)

Weighted average common shares outstanding - basic and diluted	27,682,292	6,035,560	22,711,383	5,606,178

See accompanying notes.

Solomon Technologies, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005

Operating activities

Net loss	$(7,957,183)	$(3,333,764)

Adjustments to reconcile net loss to net cash used by operations
Common stock and warrants issued for services, fees and compensation	662,125	810,397
Loss on extinguishment of redeemable preferred stock and other debt	5,652,404	39,924
Accretion and dividends	698,257	1,444,070
Amortization and depreciation	45,023	48,978
Loss on sale of equipment	—	371
Change in operating assets and liabilities:
Accounts receivable	—	(504)
Inventory	(22,277)	23,902
Other assets	(317,718)	37,474
Accounts payable and accrued expenses	694,227	335,675
Customer deposits	19,093	—
Accrued payroll and payroll taxes	(29,310)	(31,550)
Net cash used by operating activities	(555,359)	(625,027)

Investing Activities
Purchase of equipment	(1,962)	(685)
Proceeds from sale of equipment	—	10,500
Net cash (used) provided by investing activities	(1,962)	9,815

Financing Activities
Proceeds from notes and loans payable	562,000	378,000
Repayments of notes and loans payable	—	(9,507)
Net cash provided by financing activities	562,000	368,493

Change in cash	4,679	(246,719)

Cash at beginning of period	3,693	249,024

Cash at end of period	$8,372	$2,305

See accompanying notes.

Solomon Technologies, Inc.
Condensed Statement of Deficiency in Assets
(Unaudited)

	Series B
	Convertible				Additonal
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	120,000	$120,000	8,487,330	$8,487	$14,876,095	$(22,358,203)	$(7,353,621)

Shares issued to extinguish
Redeemable Series A
Preferred Stock			15,357,370	15,357	12,424,113		12,439,470
Conversion	(120,000)	(120,000)	175,439	175	119,825		—
Shares and warrants issued at
fair value for fees and services			885,950	887	524,189		525,076
Exchange of warrants
for shares			2,698,237	2,698	(2,698)		—
Shares issued to extinguish
debt			266,844	266	177,034		177,300
Expenses paid on Company's behalf					129,949		129,949
Net loss						(7,957,183)	(7,957,183)
Balance at June 30, 2006	—	$—	27,871,170	$27,870	$28,248,507	$(30,315,386)	$(2,039,009)

See accompanying notes.

Notes to Financial Statements (unaudited)

NOTE 1 -BUSINESS AND BASIS OF PRESENTATION

The historical business of Solomon Technologies, Inc. (“STI” or the “Company”) has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. The Company is presently pursuing direct sales opportunities for its products and technologies in the marine, industrial and automotive markets. The Company is identifying licensing opportunities that it anticipates will leverage its existing or acquired knowledge and provide substantial positive current financial impact while it also aggressively pursues infringers of its existing patents. The Company is also identifying acquisition targets that it expects will augment its existing intellectual property, marketing channels and human resources and provide strong cash flow.

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

NOTE 2 - BUSINESS ACQUISITION EXPENSES

Direct costs incurred in business acquisition efforts are capitalized for transactions that are likely to occur. Such costs are evaluated at the end of each reporting period. Costs associated with a potential acquisition that is deemed unlikely to occur are expensed upon such determination. As of June 30, 2006 the Company has capitalized approximately $317,718 of business acquisition costs.

NOTE 3 - ACCRUED PAYROLL AND PAYROLL TAXES

As of June 30, 2006, the Company had accrued payroll and unpaid payroll taxes of approximately $79,000 and accrued interest and penalties of $185,000 with respect to such taxes. On July 28, 2006 the Company paid $62,758 for unpaid payroll taxes. This action is expected to resolve the trust portion of the IRS liability. The penalty and interest portion of this obligation remains outstanding and continues to subject the Company to delinquency proceedings from the U.S. Internal Revenue Service.

NOTE 4 - CHANGE IN ACCOUNTING METHOD

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation costs for awards granted after January 1, 2006 is based on the estimated fair value of the awards on their grant date and is generally recognized over the required service period.

No stock options were granted in the first six months of 2006 and all stock options outstanding at December 31, 2005 and 2004 were fully vested. As such, the adoption of SFAS No. 123(R) had no impact on the Company’s financial statements.

There were 567,835 outstanding options with a weighted average exercise price of $1.29 per share and 340,856 outstanding warrants with a weighted average exercise price of $0.83 per share as of June 30, 2006.

NOTE 5 - STOCK ISSUANCES AND OTHER EQUITY EVENTS

On February 15, 2006, the Company issued 15,357,370 shares of common stock with an estimated fair value of $12,439,470 to extinguish its obligations under its Redeemable Series A Preferred Stock. In February 2006, the Company also issued 256,844 shares of its common stock with an estimated fair value of $170,200 to extinguish its obligations under notes payable, including accrued interest. In connection with these transactions an extinguishment loss of $5,667,569 was recognized.

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

On May 3, 2006, the Company issued an aggregate of 124,700 shares of common stock to the holders of certain promissory notes as an inducement to each noteholder agreeing to extend the promissory notes.  The issuance was recorded at fair value and the Company recorded $62,350 of non-cash compensation.

On May 8, 2006, in connection with the execution of a letter of intent to acquire Power Solutions, Inc., the Company issued 100,000 shares of common stock to each of Myron Koslow and the Norman S. and Marian B. Berkowitz Revocable Trust. The issuance was recorded at fair value and the Company recorded $142,000 of capitalized business acquisition costs.

On May 8, 2006, the Company issued 10,000 shares of common stock with an estimated fair value of $7,100 to Floyd E. Johnson in settlement of $22,265 of indebtedness arising from services rendered to us by FEJ Consulting. In connection with this transaction, the Company recorded a gain of $15,165 on the settlement of debt.

On May 31, 2006, the Company issued 20,000 shares of common stock with an estimated fair value of $14,200 to its President, Peter W. DeVecchis pursuant to Mr. DeVecchis’ employment agreement.

On June 5, 2006, the Company issued an aggregate of 63,750 shares of common stock to the holders of certain promissory notes as an inducement to each noteholder agreeing to purchase the notes. The issuance was recorded at fair value and the Company recorded $42,075 of non-cash compensation.

NOTE 6 - NOTES PAYABLE

On April 7, 2006, the Company borrowed $50,000 from Peter and Barbara Carpenter (the “Carpenters”) and Woodlaken LLC assigned $50,000 of its promissory note issued by the Company on March, 2006 in the aggregate principal amount of $172,000 (the “Woodlaken Note”) to the Carpenters. On April 10, 2006, the Company borrowed $50,000 from Pascal Partners, LLC and Woodlaken assigned $50,000 of the Woodlaken Note to Pascal. The Company issued promissory notes in the principal amount of $100,000 to the Carpenters and Pascal. The Company also issued a promissory note in the principal amount of $72,000 to Woodlaken representing the balance of the principal amount under the Woodlaken Note. The new notes bear interest at a rate of 12% per annum and were due to mature on April 30, 2006.

On April 28, 2006, the Company entered into an agreement with all related and affiliated party promissory note holders to extend the terms of each note to June 30, 2006. As an inducement to the extension, the Company issued each investor 10,000 shares of common stock for each $100,000 in principal amount of Notes held for an aggregate of 124,700 shares.

On May 23, 2006, the Company borrowed $200,000 from Coady Family LLC (“Coady”) and issued a promissory note in the principal amount of $200,000 to Coady. The new note bears interest at a rate of 12% per annum and was due to mature on June 30, 2006.

On June 13, 2006, the Company borrowed $25,000 from Steven Kilponen (“Kilponen”) and issued a promissory note in the principal amount of $25,000 to Kilponen. The new note bears interest at a rate of 12% per annum and was due to mature on June 30, 2006.

As disclosed in Note 8, subsequent to the quarter end the maturity date of the above notes as well as those others outstanding was extended to January 15, 2007.

As disclosed in Note 8, subsequent to the quarter end, the Company borrowed $100,000 from Meriden Cooper Corporation 401K Profit Sharing Plan, Joseph Cooper Trustee (“Meriden Cooper”), and issued a promissory note in the principal amount of $100,000 to Meriden Cooper. The new note bears interest at a rate of 12% per annum and is due to mature on January 15, 2007.

The board of directors of the Company has authorized the Company to borrow up to an additional $28,000 from the initial investors and others on the same terms as the notes and the new note issued to Meriden Cooper.

As disclosed in Note 8, subsequent to the quarter end, the Company borrowed $125,000 from Jezebel Management Corporation ("Jezebel") and issued a promissory note in the principal amount of $125,000 to Jezebel. The new note bears interest at a rate of 15% and is due to mature on August 28, 2006.

NOTE 7 - CONCENTRATION OF RISK

Customers:

Three customers accounted for all sales for the six months ended June 30, 2006. Two customers accounted for 41% and 22%, respectively, of sales for the six months ended June 30, 2005.

Supplier:

Presently the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company’s orders, it could have a materially adverse effect on the Company’s financial position.

NOTE 8 - COMMITMENT AND CONTINGENCIES

The Company has an agreement with Oliver Street Finance LLC (Oliver Street). Under this agreement Oliver Street provides funding to the Company to prosecute the Company’s patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Manufacturing North America (collectively, Toyota). Oliver Street pays all legal fees and out of pocket expenses billed by the Company’s special patent counsel in connection with the litigation against Toyota and approved by the Company in exchange for a portion of any recovery that the Company may receive from the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on the Company’s behalf. Michael A. D’Amelio, a director and shareholder of the Company, is a principal of Oliver Street. Through February 15, 2006, Mr. D’Amelio held more than 10% of the Company’s outstanding shares of common stock. During this period, expenses paid on behalf of the Company by Oliver Street totaling $129,949 were recorded as professional fee expense as well as an increase to additional paid-in capital. In connection with the extinguishment of the Redeemable Series A Preferred Stock for common stock on February 15, 2006, Mr. D’Amelio’s common stock holdings decreased to below 10%. As such, expenses paid by Oliver Street on behalf of the Company since February 15, 2006 are no longer reflected in the financial statements.

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

NOTE 9 FINANCING AND EQUITY TRANSACTIONS WITH RELATED PARTIES

During the quarter ended June 30, 2006 the Company issued 188,450 common shares with an estimated aggregate fair market value of $104,426 to certain note holders. Operating results include a related charge for $104,426 for the quarter ended June 30, 2006. The Company also issued 20,000 shares of common stock with an estimated fair value of $14,200 to its President pursuant to his employment agreement.

NOTE 10 - SUBSEQUENT EVENTS

On July 3, 2006, the Company borrowed $100,000 from Meriden Cooper and issued a promissory note in the principal amount of $100,000 to Meriden Cooper. The new note bears interest at a rate of 12% per annum and is due to mature on January 15, 2007. As an incentive to Meriden Cooper purchasing the note, the Company has agreed to issue to Meriden Cooper 50,000 shares of common stock.

On July 28, 2006 the Company borrowed $125,000 from Jezebel and issued a promissory note in the principal amount of $125,000 to Jezebel. The new note bears interest at a rate of 15% per annum and matures on August 28, 2006. As an incentive to purchase the note the Company has agreed to issue 25,000 shares of common stock to Jezebel.

On August 4, 2006 the Company granted 150,000 of common shares to each of the five directors of the Company for services performed over the last year. The aggregate of 750,000 shares issued to the five directors is estimated to have a fair market value of $375,000.

On August 11, 2006 the Company entered into an agreement dated as of June 30, 2006 with all of its noteholders to extend the maturity date for all promissory notes held to January 15, 2007. As an incentive to the noteholders, the Company has agreed to issue to each of the noteholders shares of common stock of the Company in an amount equal to 35,000 shares for each $100,000, in principal amount of notes, or fraction thereof, held by such noteholder.

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the first six months of 2006, the Company had a net loss of $7,957,183 and used cash of $555,359 in operating activities. As of June 30, 2006, the Company has a working capital deficiency of $2,709,231 and a deficiency in assets of $2,039,009. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

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

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended June 30, 2006 and 2005 should be read in conjunction with our financial statements included elsewhere in this Quarterly Report.

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

On December 15, 2005, we signed a letter of intent to acquire Technipower LLC, a Danbury, Connecticut based manufacturer of power supplies and related equipment for the defense, aerospace and commercial sectors. The letter of intent contemplated that we would purchase Technipower for $3 million in cash and common stock valued at $2.4 million and that the purchase price would be subject to increase or decrease based on changes in Technipower’s working capital. The letter of intent also provided that we would assume Technipower’s revolving credit facility as part of the transaction. It is now contemplated that we would purchase Technipower for $150,000 in cash, $2,900,000 in shares of our common stock and $3,000,000 in shares of a new class of preferred stock. The transaction will be subject to the negotiation and execution of the definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation and the negotiation and execution of agreements with Technipower personnel. While no assurances can be given as to when the acquisition may close, we currently anticipate that the acquisition will close during the third quarter of this year.

On May 8, 2006, we entered into a letter of intent to acquire Power Solutions, Inc., a Long Island, New York based manufacturer of high volume direct current power supplies and power supply systems and components for the medical, telecommunications and commercial sectors. As part of this acquisition, we would also acquire a controlling stake in Ultrapower Ltd. that is presently held by Power Solutions. Based in Taiwan, Ultrapower is a manufacturer of power supplies and associated products. The letter of intent contemplated that we would purchase Power Solutions for $5 million in cash, of which $250,000 would be held in escrow for 15 months to secure certain obligations of the sellers. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation and the negotiation and execution of agreements with Power Solutions personnel. The letter of intent has expired and no assurances can be given as to if or when the acquisition may close; we currently anticipate that the acquisition will close during the third quarter of 2006. In connection with and in consideration for the execution of the letter of intent, we issued 100,000 shares of common stock to each of Myron Koslow and the Norman S. and Marian B. Berkowitz

Revocable Trust. Myron Koslow and the Norman S. and Marian B. Berkowitz Revocable Trust have each agreed not to sell or otherwise transfer these shares for a period of one year.

Three of our directors, Gary Laskowski, Jonathan Betts and Michael D’Amelio, hold indirect ownership interests in Technipower and Power Solutions. Our board of directors has formed an independent committee to negotiate the documentation of these transaction and ultimately approve or disapprove these transactions on our behalf.

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

We borrowed $1,572,000 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through July 2006. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $28,000 of short-term debt financing. On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the noteholders. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006 at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to certain of the noteholders as an inducement to each noteholder agreeing to extend the maturity date of the notes from March 15, 2006 to April 30, 2006. On May 3, 2006, we issued and sold an additional aggregate of 124,700 shares of common stock to certain of the noteholders as an inducement to such noteholders agreeing to extend the maturity date of their notes from April 30, 2006 to June 30, 2006. On June 5, 2006, we issued and sold an aggregate of 63,750 shares of common stock to the holders of certain of the promissory notes. These shares were issued as an inducement to each noteholder agreeing to purchase the notes.

On July 28, 2006 we borrowed $125,000 from Jezebel Management Corporation and issued a promissory note in the principal amount of $125,000 to Jezebel. The new note bears interest at a rate of 15% per annum and matures on August 28, 2006. As an incentive to purchase the note we have agreed to issue 25,000 shares of common stock to Jezebel.

On August 11, 2006, we entered into an agreement dated as of June 30, 2006 with certain of our noteholders pursuant to which the maturity date of their  notes was extended from June 30, 2006 to January 15, 2007. As an inducement to such noteholders agreeing to extend their notes, we have agreed to issue to each of the noteholders 35,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by each holder.

In August 2005, we issued 1,754 shares of our common stock and an aggregate of 518,016 shares of our Series B Preferred Stock in settlement of certain obligations.

We expect to seek additional capital through the sale of debt and/or equity securities in the third quarter of 2006 in order to fund our operating capital needs.

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

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

For the three months ended June 30, 2006 we incurred a non-cash gain of $15,165 on the extinguishment of debt. The gain was measured by the market value of our common stock issued over the carrying value of the obligations including accrued accretion and interest.

For the three months ended June 30, 2006 we generated revenues of $7,547 as compared to $37,908 for the three months ended June 30, 2005, a decrease of $30,361. Cost of products sold for the three months ended June 30, 2006 was $3,113 generating a gross margin of $4,434. Cost of products sold for the three months ended June 30, 2005 was $26,897 generating a gross margin of $11,011. The decreases in our revenues and margin were due to a decrease in shipments from prior year shipments. We believe we will improve our total margins with an increase in sales, which will improve our economies of scale. In the three months ended June 30, 2006, our percentage margin increased as a result of improved pricing and a reduction in warranty costs.

Salaries and benefits for the three months ended June 30, 2006 were $120,205 compared to $76,477 for the three months ended June 30, 2005, an increase of $43,728, or 57.2%. This increase was due primarily to stock compensation above base pay to certain corporate officers.

Noncash compensation for the three months ended June 30, 2006 was $104,426 compared to $573,061 for the three months ended June 30, 2005. Noncash compensation for 2006 consisted of the market value of the Company’s common stock issued to directors, certain note holders, and an officer for services rendered and fees. We expect to issue stock in lieu of cash compensation in future quarters if necessary to preserve operating capital.

Professional fees for the three months ended June 30, 2006 were $146,819 as compared to $180,327 for the three months ended June 30, 2005, a decrease of $33,508 or 18.6%. This decrease was due primarily to litigation settlements in the three months ended June 30, 2005.

Advertising expense for the three months ended June 30, 2006 was $0 as compared to $3,240 for the three months ended June 30, 2005. The decrease in advertising expense was due to the termination of our marketing personnel, as well as the termination of trade show attendance, publication advertisements and direct advertising activity.

Travel and entertainment costs for the three months ended June 30, 2006 were $15,135 as compared to $16,824 for the three months ended June 30, 2005, a decrease of $1,689, or 10.0%. The decrease in travel and entertainment costs was due primarily to the termination of our presence at trade shows and the elimination of all travel and associated entertainment related to reduced sales and corresponding installations.

Rent for the three months ended June 30, 2006 was $6,788 as compared to $8,233 for the three months ended June 30, 2005, a decrease of $1,455, or 17.5%.

Other general and administrative costs for the three months ended June 30, 2006 were $179,677 as compared to $264,505 for the three months ended June 30, 2005, an decrease of $84,828 or 32.1%. Other costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing.

We incurred interest expense of $41,359 for the three months ended June 30, 2006. Interest expense incurred for the three months ended June 30, 2005 was $802,323. The decrease of $760,964 in interest expense was due primarily to a decrease in interest accretion of $792,403 recorded on our redeemable Series A preferred stock, which was recapitalized as common shares on February 15, 2006.

We reported a net loss for the three months ended June 30, 2006 of $594,810. Our net loss for the three months ended June 30, 2005 was $1,913,979.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

For the six months ended June 30, 2006 we incurred a non-cash loss of $5,650,304 on the extinguishment of redeemable preferred stock and other debt. The loss was measured by the excess of the market value of our common stock issued over the carrying value of the obligations including accrued accretion and interest. Last year we incurred a loss of $39,924 on a similar transaction.

For the six months ended June 30, 2006 we generated revenues of $12,912 as compared to $63,073 for the six months ended June 30, 2005, a decrease of $50,161. The decrease in revenues was due to a decrease in shipments from prior year shipments. Cost of products sold for the six months ended June 30, 2006 was $5,682 generating a gross margin of $7,230. Cost of products sold for the six months ended June 30, 2005 was $80,171 generating a loss of $17,098. The increase in our margin was due to a decrease in warranty replacement costs from prior year shipments. We believe we will improve our margins and, with an increase in sales, and achieve economies of scale.

Salaries and benefits for the six months ended June 30, 2006 were $316,740 compared to $252,101 for the six months ended June 30, 2005, an increase of $64,639, or 25.6%. This increase was due primarily to stock compensation above base pay to certain corporate officers in the second quarter of 2006.

Noncash compensation for the six months ended June 30, 2006 was $368,876 compared to $573,061 for the six months ended June 30, 2005. Noncash compensation for 2006 consisted of the market value of the Company’s common stock issued to directors, certain note holders, and an officer for services rendered and fees. We expect to issue stock in lieu of cash compensation in future quarters if necessary to preserve operating capital.

Professional fees for the six months ended June 30, 2006 were $505,960 as compared to $389,839 for the six months ended June 30, 2005, an increase of $116,121, or 29.8%. Professional fees include $129,949 of non-cash charges funded on our behalf by Oliver Street Finance LLC and related to our patent litigation referred to in Note 8 to the Financial Statements contained in this Report. This increase is due primarily to costs associated with reporting to the SEC and necessary activities related to patent infringement litigation against Toyota Motor Company.

Advertising expense for the six months ended June 30, 2006 was $0 as compared to $13,581 for the six months ended June 30, 2005. The decrease in advertising expense was due to the termination of our marketing personnel, as well as the termination of trade show attendance, publication advertisements and direct advertising activity.

Travel and entertainment costs for the six months ended June 30, 2006 were $29,935 as compared to $77,970 for the six months ended June 30, 2005, a decrease of $48,035 or 61.6%. The decrease in travel and entertainment costs was due primarily to the termination of our presence at trade shows and the elimination of all travel and associated entertainment related to reduced sales and corresponding installations.

Rent for the six months ended June 30, 2006 was $15,016 as compared to $16,353 for the six months ended June 30, 2005, a decrease of $1,337, or 8.2%.

Other general and administrative costs for the six months ended June 30, 2006 were $306,159 as compared to $498,252 for the six months ended June 30, 2005, a decrease of $192,093, or 38.6%. Other costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing.

We incurred interest expense of $769,323 for the six months ended June 30, 2006. Interest expense incurred for the six months ended June 30, 2005 was $1,455,585. The decrease of $686,262 in interest expense was due primarily to a decrease in interest accretion of $792,403 reflecting the recapitalization of series A preferred stock on February 15, 2006.

We reported a net loss for the six months ended June 30, 2006 of $7,957,183. Our net loss for the six months ended June 30, 2005 was $3,333,764.

Liquidity and Capital Resources

Our available cash balance at June 30, 2006 was $8,372. We borrowed $1,572,000 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through July 2006. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $28,000 of short-term debt financing. We expect to seek additional capital through the sale of debt and/or equity securities in the third quarter of 2006 in order to fund our operating capital needs, although we cannot assure you that we will be able to obtain any of such additional capital.

During the six months ended June 30, 2006, we used net cash of $555,359 for operations. This consisted of a net loss of $7,957,183 offset by net noncash charges of $7,057,809. Additionally, we had net cash flows from financing activities of $562,000 consisting primarily of proceeds from notes payable to related parties.

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

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of June 30, 2006 we have deficiencies in both working capital and net assets. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. We are currently seeking additional financing to fund operations to achieve acceptable sales levels.

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

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 3, 2006, we issued an aggregate of 124,700 shares of common stock to the holders of certain promissory notes as an inducement to each noteholder agreeing to extend the promissory notes. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On May 8, 2006, in connection with the execution of a letter of intent to acquire Power Solutions, Inc., we issued 100,000 shares of common stock to each of Myron Koslow and the Norman S. and Marian B. Berkowitz Revocable Trust in consideration of Power Solutions, Inc.’s agreement to enter into the letter of intent. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On May 8, 2006, we issued 10,000 shares of common stock to Floyd E. Johnson in settlement of $22,265.00 of indebtedness arising from services rendered to us by FEJ Consulting. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

On May 31, 2006, we issued 20,000 shares of common stock to our president, Peter W. DeVecchis, Jr. pursuant to Mr. DeVecchis’ employment agreement. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

On June 5, 2006, we issued an aggregate of 63,750 shares of common stock to the holders of certain promissory notes as an inducement to each noteholder agreeing to purchase the notes.

The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On July 3, 2006, we borrowed $100,000 from Meriden Cooper Corporation 401K Profit Sharing Plan, Joseph Cooper Trustee and issued a promissory note in the principal amount of $100,000 to Meriden Cooper. As an incentive to Meriden Cooper purchasing the note, we have agreed to issue Meriden Cooper 50,000 shares of common stock. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On July 28, 2006, we borrowed $125,000 from Jezebel Mangement Corporation and issued a promissory note in the principal amount of $125,000 to Jezebel. As an incentive to Jezebel purchasing the note, we have agreed to issue Jezebel 25,000 shares of common stock. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On August 3, 2006, we granted 150,000 shares of common stock to each of our directors. These shares of common stock were granted in partial consideration for each person’s past contributions to Solomon Technologies and to encourage their continued service. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On August 11, 2006, we entered into an agreement dated as of June 30, 2006 with certain of our noteholders pursuant to which the maturity date of their notes was extended from June 30, 2006 to January 15, 2007. As an inducement to such noteholders agreeing to extend their notes, we have agreed to issue to each of the noteholders 35,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by each holder. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising. The securities may not be sold by the holders absent registration or an applicable exemption from the registration requirements of the Securities Act.

(b)	Use of Proceeds

Not applicable.

(c)	Repurchase of Securities

We did not repurchase any shares of our common stock during the second quarter of 2006.

ITEM 5.	Other Information

On July 3, 2006, we borrowed $100,000 from Meriden Cooper Corporation 401K Profit Sharing Plan, Joseph Cooper Trustee and issued a promissory note in the principal amount of $100,000 to Meriden Cooper. The new note bears interest at a rate of 12% per annum and matures on January 15, 2007. The new note has substantially the same terms as the promissory notes in the aggregate principal amount of $1,472,000 issued by us to Woodlaken LLC, Jezebel Management Corp., Pinetree (Barbados), Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter, Pascal Partners LLC and Steven Kilponen between March 2005 and June 2006 and with the other notes is secured by a first priority security interest in all of the tangible and intangible assets of the Company. The note may be accelerated by Meriden Cooper upon the occurrence of certain events of default, including bankruptcy or liquidation or breach of any of our representations or obligations under the note. As an incentive to Meriden Cooper purchasing the note, we have agreed to issue Meriden Cooper 50,000 shares of common stock.

The board of directors has authorized us to borrow up to an additional $28,000 from the initial investors and others on the same terms.

On July 28, 2006 we borrowed $125,000 from Jezebel Management Corporation and issued a promissory note in the principal amount of $125,000 to Jezebel. The new note bears interest at a rate of 15% per annum and matures on August 28, 2006. As an incentive to purchase the note we have agreed to issue 25,000 shares of common stock to Jezebel.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Senior Secured Promissory Note issued to Coady Family LLC dated May 23, 2006.
10.2	Senior Secured Promissory Note issued to Steven Kilponen dated June 13, 2006.
10.3	Joinder Agreement by and between Solomon Technologies, Inc. and Steven Kilponen dated June 13, 2006.
10.4
Note Extension Agreement dated as of June 30, 2006, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter, Pascal Partners, LLC and Steven Kilponen.

10.5	Senior Secured Promissory Note issued to Meriden Cooper Corporation 401K Profit Sharing Plan dated July 3, 2006.
10.6	Joinder Agreement by and between Solomon Technologies, Inc. and Meriden Cooper Corporation 401K Profit Sharing Plan dated July 3, 2006.
10.7	Promissory Note issued to Jezebel Management Corporation dated July 28, 2006.
31.1	Certification by President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006

SOLOMON TECHNOLOGIES, INC.

By:  /s/ Peter W. DeVecchis, Jr.

Peter W. DeVecchis, Jr.
President
(principal executive officer)

By:  /s/ Samuel F. Occhipinti

Samuel F. Occhipinti
Chief Financial Officer
(principal financial and accounting officer)