Form 10QSB
period 2006-09-30
SOLOMON TECHNOLOGIES INC
filed 2006-11-14
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2006, there were 33,755,987 shares of common stock outstanding.

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

Solomon Technologies, Inc.
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

Assets
Current assets
Cash	$306,643
Accounts receivable, net	526,865
Inventories, net	1,803,691
Due from related party	41,979
Prepaid expenses and other current assets	379,834
3,059,012

Noncurrent assets
Property and equipment, net	112,714
Goodwill	2,883,958
Intangible assets	2,021,033
Other assets	141,999
5,159,704

Total Assets	$8,218,716

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,403,082
Accrued expenses	636,792
Capital lease obligations	14,366
Revolving note payable	755,000
Notes payable to related parties	1,849,069
4,658,309

Stockholders' Equity
Series C Convertible Preferred Stock
4,615,385 issued and outstanding (liquidation value $3,036,164)	3,000,000
Common stock, par value $0.001 per
share; authorized 100,000,000 shares;
33,702,237 issued and outstanding	33,702
Additional paid-in capital	33,409,814
Accumulated deficit	(32,883,409)
3,560,407

Total Liabilities and Stockholder's Equity	$8,218,716

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net sales	$823,531	$3,674	$836,443	$66,747

Cost of goods sold	632,913	994	652,533	81,165

Gross margin	190,617	2,680	183,910	(14,418)

Operating expenses:
Research and development	119,128	-	119,128	-
Selling, general and administrative	931,964	482,154	2,091,837	1,730,250
Noncash compensation	543,238	78,464	912,114	651,525
	1,594,330	560,618	3,123,079	2,381,775

Operating loss	(1,403,713)	(557,938)	(2,939,169)	(2,396,193)

Other expenses
Interest expense	(63,012)	(986,225)	(832,333)	(2,441,810)
Other expenses	(1,000)	-	(1,000)	-
Loss on extinguishment of redeemable
preferred stock and other debt	-	-	(5,652,404)	(39,924)
	(64,012)	(986,225)	(6,485,737)	(2,481,734)

Net loss	(1,467,725)	(1,544,163)	(9,424,906)	(4,877,927)

Series C Preferred Stock beneficial conversion feature	(1,100,000)	-	(1,100,000)	-
Loss applicable to common
stockholders	$(2,567,725)	$(1,544,163)	$(10,524,906)	$(4,767,927)

Basic and diluted net loss per
common share	$(0.09)	$(0.21)	$(0.42)	$(0.79)

Weighted average common shares
outstanding - basic and diluted	30,200,548	7,396,745	25,207,772	6,203,034

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005

Operating activities

Net loss	$(9,424,906)	$(4,877,927)

Adjustments to reconcile net loss to cash used by operations
Common stock, warrants and options issued for services, fees
and compensation	1,110,801	888,861
Loss on extinguishment of redeemable preferred stock
and other debt	5,652,404	39,924
Accretion and dividends	698,257	2,413,703
Amortization and depreciation	397,578	71,797
Loss on sale of equipment	-	371
Change in operating assets and liabilities
Accounts receivable	(57,800)	433
Inventories	231,484	7,033
Prepaid expenses and other current assets	25,117	37,474
Accounts payable and accrued expenses	574,663	453,641
Net cash used by operating activities	(792,402)	(964,690)

Investing Activities
Cash received from Technipower LLC acquisition	123,137	-
Purchase of equipment	(12,021)	(685)
Proceeds from sale of equipment	-	10,500
Net cash (used) provided by inventing activities	111,116	9,815

Financing Activities
Proceeds from issuance of notes payable to related parties	899,249	750,000
Repayments of notes and loans payable	-	(9,507)
Proceeds from revolving note payable	50,000	-
Proceeds from Rule 16B	36,702	-
Repayments of capital lease obligations	(1,715)	-
Net cash provided by financing activities	984,236	740,493

Change in cash	302,950	(214,382)

Cash at beginning of period	3,693	249,024

Cash at end of period	$306,643	$34,642

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statement of Deficiency in Assets
(Unaudited)

	Series B		Series C
	Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	120,000	$120,000		$-	8,487,330	$8,487	$14,876,095	$(22,358,203)	$(7,353,621)
Issuance of Redeemable Series C Preferred Stock in connection with acquisition of Technipower			4,615,385	3,000,000					3,000,000
Beneficial conversion feature of Series C Preferred Stock							1,100,000	(1,100,000)	-
Issuance of common stock in connection with acquisition of Technipower					4,461,537	4,462	2,895,538		2,900,000
Shares issued to extinguish Redeemable Series A Preferred Stock					15,357,370	15,357	12,424,113		12,439,470
Conversion	(120,000)	(120,000)			175,439	175	119,825		-
Shares and warrants issued at fair value for fees and services					1,426,150	1,427	1,185,848		1,187,275
Exchange of warrants for shares					2,777,567	2,777	(2,777)		-
Shares issued to extinguish debt					266,844	267	177,033		177,300
Stock option grants							78,238		78,238
Payment received related to Section 16(b)							36,702		36,702
Shares issued for directors' fees					750,000	750	389,250		390,000
Expenses paid on Company's behalf							129,949		129,949
Net loss								(9,424,906)	(9,424,906)
Balance at September 30, 2006	-	$-	4,615,385	$3,000,000	33,702,237	$33,702	$33,409,814	$(32,883,409)	$3,560,407

See accompanying notes.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 -NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The historical business of Solomon Technologies, Inc. (“STI” or the “Company”) has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. In August 2006, the Company acquired Technipower LLC (See Note 4), a manufacturer of power supplies and related equipment for the defense, aerospace and commercial markets. As a result of this acquisition, the Company now operates in two segments, the Motive Power Division which encompasses the historical business of STI, and the Power Electronics Division which encompasses the business of Technipower LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the first nine-months ended September 30, 2006, the Company had a net loss of $9,424,906 and used cash of $792,402 in operating activities. As of September 30, 2006, the Company has a working capital deficiency of $1,599,297. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

Management is continuing to implement a plan to broaden its market and product base and exploit its intellectual property that it expects will generate substantial profits and cash flow. As part of this plan, management intends to grow its business through licensing of its proprietary and patented technologies and through the acquisition of businesses that fit its strategy. Management is identifying licensing opportunities that leverage its existing or acquired knowledge and provide substantial positive current financial impact while it also aggressively pursues infringers of its existing patents. Management is also identifying acquisition targets that augment its existing intellectual property, marketing channels and human resources and provide strong cash flow. Additionally, management is actively seeking additional sources of capital. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited. They reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2005 contained in the annual report on Form 10-KSB as filed with the SEC. Operating results for interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technipower LLC, from the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the reporting period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Estimates are primarily used in determining the valuation of goodwill, intangible assets, provision for losses in accounts receivable, allowances for inventory obsolescence, accounting for depreciation and certain accrued liabilities.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales when it is realized or realizable and earned. The Company considers revenue realized and realizable when it has persuasive evidence of an arrangement, the product has been delivered and is fully functional, the sales price is fixed or determinable and collectibility is reasonably assured. In general, these conditions are met when the product is shipped. Revenues from services are recognized when the services have been completed. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. The Company provides an allowance for uncollectible trade receivables, when appropriate, based on aging analysis, specific known troubled accounts and historical collection experience.

Inventories

Inventories, which consists of raw materials, completed sub-assemblies and electronic components, is stated at the lower of cost or market on a first-in first-out basis. The Company provides estimated inventory allowances for slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Property and Equipment

Property and equipment is carried at cost. Depreciation is charged to expense over the estimated useful lives of the equipment using the straight-line method. In general, the useful life of the Company’s equipment is between 3 and 7 years. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized for the period.

At September 30, 2006, the Company had equipment with a net carrying value of $26,144 that was under capital lease agreements. Amortization expense for this equipment is included in depreciation expense.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. Goodwill is tested for impairment annually in its fourth quarter, or whenever events or circumstances occur indicating that goodwill might be impaired. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

The Company's intangible assets, excluding goodwill, consist of amortizing intangible assets of a customer list, trade name, patents and a non-compete agreement. These assets are being amortized over their estimated useful lives and are subject to impairment tests on an annual or periodic basis.

Business Acquisition Expenses

Direct costs incurred in business acquisition efforts are capitalized for transactions that are likely to occur. Such costs are evaluated at the end of each reporting period. Costs associated with a potential acquisition that is deemed unlikely to occur are expensed upon such determination. Capitalized acquisition costs at September 30, 2006, which are included in “other assets”, are $141,999.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing asset and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Loss Per Share

Basic and diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are anti-dilutive.

NOTE 3 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123 “Accounting for Stock-Based Compensation”. Compensation costs for awards granted after January 1, 2006 is based on the estimated fair value of the awards on their grant date and is generally recognized over the required services period.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation expense was recognized in operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting FAS 123(R) was to increase compensation cost and increase reported net loss by $78,238 for the three and nine-months ended September 30, 2006 for stock options issued in 2006. All stock options outstanding at December 31, 2005 and 2004 were fully vested.

In calculating compensation expense related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

NOTE 3 - STOCK BASED COMPENSATION (Continued)

Nine-Months Ended September 30, 2006
Expected term	3 Years
Expected volatility	156%
Dividend yield	0.0%
Risk-free interest rate	4.85%
Forfeiture rate	0%

The computation of expected volatility used in the Black-Scholes pricing model is based on the historical volatility of the Company’s share price. The expected term is based on a review of historical employee exercise behavior with respect to option grants.

A summary of the changes in stock options outstanding for the nine-months ended September 30, 2006 follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	847,835	$1.71
Granted	195,000	2.25
Exercised	-	-
Forfeited/Expired	(280,000)	0.96

Outstanding at September 30, 2006	762,835	$1.54

The following table summarizes the Company's stock options at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$.055 to $1.00	355,335	3.81	$0.87	355,335	$0.87
$2.00 to $2.25	407,500	2.56	$2.51	328,548	$2.03
	762,835			683,884

NOTE 4 - BUSINESS ACQUISITION

On August 19, 2006, the Company completed the acquisition of Technipower LLC (Technipower), a privately-held manufacturer of power supplies and related equipment for the defense, aerospace and commercial sectors based in Danbury, Connecticut. The Company believes this acquisition creates opportunities for synergies that will come from offering more products and services of their power applications and electric drive systems. Certain shareholders of Solomon are holders of warrants and capital appreciation units of Technipower. The preliminary purchase price of $6,320,000, which includes acquisition related costs of approximately $420,000, consisted of the issuance 4,615,385 shares of Solomon Series C Preferred Stock valued at $3,000,000 and 4,461,538 shares of common stock valued at $2,900,000. The valuation of the equity securities issued is preliminary and may be adjusted upon completion of the appraisal. Any adjustment would result in an adjustment to goodwill. The acquisition costs have not been paid as of September 30, 2006. The Company may issue additional shares to the sellers at the one year anniversary if the 30 day average trading price is more than 5% less than $0.65 per share. Such amounts if any will be recorded as additional purchase consideration.

NOTE 4 - BUSINESS ACQUISITION (Continued)

This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of the customer list, trade name and non-compete agreements were determined by an independent appraisal firm based on estimates of future cash flows associated with those assets. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill. The purchase accounting for this acquisition, which is preliminary and is expected to be finalized during 2007, is summarized as follows:

	Amount	Estimated Useful Life
Net tangible assets, including $123,137 of cash	$1,699,042
Identifiable intangible assets:
Customer relationship	1,210,000	5 years
Trade name	367,000	10 years
Non-compete	160,000	5 years
Goodwill	2,883,958
Total preliminary purchase price	$6,320,000

The results of operations of Technipower have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the unaudited combined results of operations of the Company and Technipower, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net revenues	$1,349,295	$1,245,174	$3,873,351	$3,768,289

Net loss	$(1,536,562)	$(1,831,578)	$(9,786,981)	$(5,713,105)

Net loss per share:

Basic and diluted	$(0.04)	$(0.15)	$(0.37)	$(0.54)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

NOTE 5 - INTANGIBLE ASSETS

The following table presents the details of the Company’s intangible assets at September 30, 2006:

	Cost	Accumulated Amortization	Net Book Value
Amortizable:
Customer relationship	$1,210,000	$(29,274)	$1,180,726
Trade name	367,000	(4,440)	362,560
Non-compete agreement	160,000	(3,871)	156,129
Patents	814,162	(492,554)	321,618
	$2,551,162	$(530,129)	$2,021,033

Based on the carrying amount of the intangible assets and assuming no future impairment of the underlying assets, the estimated future amortization is as follows for the years ended December 31:

NOTE 5 - INTANGIBLE ASSETS (Continued)

2006 (October 1 through December 31)	$98,582
2007	394,329
2008	394,329
2009	388,900
2010	317,654
Thereafter	427,239
$2,021,033

NOTE 6 - INVENTORIES

Inventories at September 30, 2006 consist of the following:

Raw materials	$944,146
Work-in-process	787,373
Finished goods	72,172

$1,803,691

NOTE 7 - STOCK ISSUANCES AND OTHER EQUITY EVENTS

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

NOTE 7 - STOCK ISSUANCES AND OTHER EQUITY EVENTS (Continued)

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

On August 17, 2006 and in connection with the acquisition of Technipower, the Company issued 4,615,385 shares of Series C convertible redeemable preferred stock (the “Series C Preferred Stock”), at an estimated fair value of $3,000,000. The holders of the Series C Preferred Stock are entitled to dividends at the rate of 10% of the stated value ($0.65 per share) and a liquidation preference equal to the stated value plus accrued dividends. The holders of the Series C Preferred Stock also have redemption rights. Pursuant to the terms of the Series C Preferred Stock and in the event the Company does not redeem these shares by October 15, 2006, the Company is required to make a payment of $250,000 to the holders of the Series C Preferred Stock. If the Series C Preferred Stock is not redeemed and such $250,000 payment is not made by December 15, 2006, the redemption price increases to 175% of the stated value of the Series C Preferred Stock, plus accrued interest. The Company did not make the October 15, 2006 payment of $250,000. A beneficial conversion feature was attributable to the Series C Preferred Stock since the fair value of the common stock on the date of commitment was in excess of the value attributed to the Series C Preferred Stock. The beneficial conversion feature was limited to the $3 million value of the Series C Preferred Stock and is being recorded through December 15, 2006, the date that the Series C Preferred Stock holders can convert their shares to common stock.

NOTE 8 - NOTES PAYABLE

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

NOTE 8 - NOTES PAYABLE (Continued)

On August 11, 2006 the Company entered into an agreement dated as of June 30, 2006 with all of its noteholders to extend the maturity date for all promissory notes held to January 15, 2007. As an incentive to the noteholders, the Company has agreed to issue to each of the noteholders shares of common stock of the Company in an amount equal to 35,000 shares for each $100,000, in principal amount of notes, or fraction thereof, held by such noteholder. Total shares approved were 548,950 of which 461,450 were issued and outstanding at September 30, 2006. The shares had a fair value of $614,824 which was recorded as deferred debt costs and is being amortized over the debt extension period. Amortization expense for the three months ended September 30, 2006 was approximately $240,000.

The board of directors of the Company has authorized the Company to borrow up to an additional $28,000 from the initial investors and others on the same terms as the notes and the new note issued to Meriden Cooper.

Pursuant to the Company’s revolving note payable (the “Note”) with a bank, the Company can borrow up to $1,500,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. The Note bears interest at the prime rate (8.25% at September 30, 2006), requires no principal amortization, and has a maturity date of June 1, 2007. The Company had $92,167 of additional availability at September 30, 2006.

NOTE 9 - CONCENTRATION OF RISK

Customers:

Five customers accounted for 85% of sales for the nine months ended September 30, 2006, of which $439,254 is included in accounts receivable at September 30, 2006. Two customers accounted for 48% and 23 % respectively of sales for the nine months ended September 30, 2005.

Supplier:

Presently, the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company’s orders, it could have a materially adverse effect on the Company’s financial position.

NOTE 10 - COMMITMENT AND CONTINGENCIES

Patent Infringement

The Company has an agreement with Oliver Street Finance LLC (Oliver Street). Under this agreement Oliver Street provides funding to the Company to prosecute the Company’s patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Manufacturing North America (collectively, Toyota). Oliver Street pays all legal fees and out of pocket expenses billed by the Company’s special patent counsel in connection with the litigation against Toyota and approved by the Company in exchange for a portion of any recovery that the Company may receive from the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on the Company’s behalf. Michael A. D’Amelio, a director and shareholder of the Company, is a principal of Oliver Street. Through February 15, 2006, Mr. D’Amelio was the beneficial owner of more than 10% of the Company’s common stock. During this period, expenses paid on behalf of the Company by Oliver Street totaling $129,949 were recorded as professional fee expense as well as an increase to additional paid-in capital. In connection with the extinguishment of the Redeemable Series A Preferred Stock for common stock on February 15, 2006, Mr. D’Amelio’s beneficial ownership of the Company's common stock decreased to below 10%. As such, expenses paid by Oliver Street on behalf of the Company since February 15, 2006 are no longer reflected in the financial statements.

The Company has filed a lawsuit against Toyota alleging claims for patent infringement and damages from the unauthorized use of the Company’s patents. In connection therewith the Company filed a complaint with the United States International Trade Commission (ITC) seeking an exclusion order prohibiting the importation of infringing technology. The ITC held a hearing from October 30, 2006 through November 3, 2006. The Company anticipates that the ITC Administrative Law Judge will issue an initial determination on or before January 18, 2007.

NOTE 10 - COMMITMENT AND CONTINGENCIES (Continued)

The Company is not involved in any other litigation.

Accrued and Unpaid Payroll Taxes

At September 30, 2006, the Company has accrued interest and penalties of $185,000 related to unpaid payroll and payroll related taxes of approximately $79,000. On July 28, 2006, the Company paid $62,758 for unpaid payroll taxes, which is expected to resolve the trust portion of the IRS liability. The penalty and interest portion of this obligation remains outstanding and continues to subject the Company to delinquency proceedings from the U.S. Internal Revenue Service.

Leases

Technipower leases certain equipment under capital leases with third parties, which include a security interest in the property maintained by the lessors.  In addition, Technipower leases its premises in Danbury, Connecticut under an operating lease, which expires in July 2012. The lease requires the lessor to furnish certain improvements to the demised premises and provides for escalations for real estate taxes and operating expenses. Future minimum lease payments at September 30, 2006 follow:

	Operating Lease	Capital Leases

2006	$24,375	$3,974
2007	97,500	11,198
2008	97,500	--
2009	97,500	--
2010	97,500	--
Thereafter	150,313	--
		15,172
	$564,688
Interest		(806)

		$14,366

Rent expense for the nine months ended September 30, 2006 was $37,781.

NOTE 11 - FINANCING AND EQUITY TRANSACTIONS WITH RELATED PARTIES

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

NOTE 12 - SEGMENTS

The major segments the Company serves are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which represents the business of Technipower and specializes in the design, development and production of customer power systems, chassis and power supply products for defense related markets. Net revenues and operating income related to the Power Electronics Division for the three months periods ended September 30, 2006 were $799,312 and $89,109, respectively.

NOTE 13 - NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Financial Accounting Standard No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 as well as interim periods within such fiscal years. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)’’ (‘‘FIN 48’’). The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. This statement was issued to clarify the accounting for the uncertainty related to income taxes. FIN 48 requires the evaluation of whether a tax position is more likely than not to be sustained upon examination with the assumption that the position will be examined by the relevant tax authorities. FIN 48 also requires such tax positions to be measured at the largest amount of the respective benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company is currently assessing the impact that the adoption of FIN 48 will have on its results of operations and financial position.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. We do not expect SAB 108 to have a material impact on our financial condition or results of operations. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended September 30, 2006 and 2005 should be read in conjunction with our financial statements included elsewhere in this Quarterly Report.

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

On August 17, 2006, we, entered into a Securities Purchase Agreement with Integrated Power Systems LLC, Power Designs Inc., The Vantage Partners LLC, certain other persons and Technipower LLC, a Danbury, Connecticut based manufacturer of power supplies and related equipment for the defense, aerospace and commercial sectors, and simultaneously closed on the acquisition of all of the outstanding membership units and warrants to purchase membership units of Technipower. We purchased Technipower for 4,615,381 shares of Series C convertible redeemable preferred stock, 4,461,537 shares of common stock and the assumption of certain liabilities totaling approximately $850,000, including approximately $700,000 outstanding under Technipower’s $1.5 million revolving credit facility. Twenty-five percent of the common stock was deposited in escrow to support the sellers’ indemnity obligations under the purchase agreement. The escrowed shares will also fund any required working capital adjustment in our favor. The share amounts were calculated using an agreed $.65 per share price, which was based on the average of the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. We must issue additional shares to the sellers at the one year anniversary of the closing if the 30-day average trading price at that time is more than 5% less than $.65 per share. At our option, we may instead pay the adjustment in cash. We agreed to include the shares of common stock we issued to the sellers, and the shares of common stock issuable upon conversion of the Series C preferred stock we issued to the sellers, in the registration statement of which this prospectus forms a part.

Under the Certificate of Designations for our Series C preferred stock, the holders of the Series C preferred stock are entitled to dividends at the rate of 10% of the stated value of the Series C preferred stock and a liquidation preference equal to the stated value of the Series C preferred stock plus accrued dividends. The “stated value” per share of Series C Preferred Stock is currently $0.65. The holders of Series C preferred stock also have redemption rights. We were obligated to make a payment of $250,000 in cash to the holders of the Series C preferred stock if we did not redeem their shares by October 15, 2006. We have not yet redeemed the Series C preferred stock or made this payment. If the Series C preferred stock is not redeemed and such $250,000 payment is not made by December 15, 2006, the redemption price increases to 175% of the stated value of the Series C preferred stock, plus accrued interest.

As a result of the acquisition of Technipower, our operations now comprise two divisions: a Motive Power Division, which encompasses our electric power drive technologies, and a Power Electronics Division, which encompasses the business of Technipower. With this new structure, we intend to exploit opportunities for market consolidation, cross marketing and core business growth in separate but compatible niche markets for specialized high value original equipment manufacturer (“OEM”) power applications and electric power drive systems. While our operating assets are divisionalized, we expect and encourage a formal exchange of engineering and sales talent across the business units.

Our Power Electronics Division focuses its efforts in engineered power systems while also providing both technical and sales augmentation to our Motive Power Division. Our Power Electronics Division specializes in the design, development and production of custom power ready systems, chassis and power supply products for defense related markets. The Division also provides advanced legacy support and specialized defense-related build-to-print capabilities.

On May 8, 2006, we entered into a letter of intent to acquire Power Solutions, Inc., a Long Island, New York based manufacturer of high volume direct current power supplies and power supply systems and components for the medical, telecommunications and commercial sectors. The letter of intent has expired and we cannot assure you whether or when the acquisition will close. Moreover, we cannot assure you that Power Solutions will not be acquired by another company or taken off the market completely.

In order to fund future acquisitions we may effect one or more private sales of equity or debt securities. We have not yet determined the terms or amount of the securities to be sold. However, any such securities will be offered and sold without registration under the Securities Act of 1933, as amended, and may not be reoffered or resold by the purchasers in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

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

We borrowed $1,682,000 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through October 2006. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $128,000 of short-term debt financing. On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the noteholders. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006 at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to certain of the noteholders as an inducement to each noteholder agreeing to extend the maturity date of the notes from March 15, 2006 to April 30, 2006. On May 3, 2006, we issued and sold an additional aggregate of 124,700 shares of common stock to certain of the noteholders as an inducement to such noteholders agreeing to extend the maturity date of their notes from April 30, 2006 to June 30, 2006. On June 5, 2006, we issued and sold an aggregate of 63,750 shares of common stock to the holders of certain of the promissory notes. These shares were issued as an inducement to each noteholder agreeing to purchase the notes. On August 11, 2006, we entered into an agreement dated as of June 30, 2006 with certain of our noteholders pursuant to which the maturity date of their notes was extended from June 30, 2006 to January 15, 2007. As an inducement to such noteholders agreeing to extend their notes, we issued to each of the noteholders 35,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by each holder.

On July 28, 2006 we borrowed $125,000 from Jezebel Management Corporation and issued a promissory note in the principal amount of $125,000 to Jezebel. The note bears interest at a rate of 15% per annum and matured on August 28, 2006. As an incentive to purchase the note we issued 25,000 shares of common stock to Jezebel. This note is now in default and carries a default interest rate of 18% per annum.

In August 2005, we issued 1,754 shares of our common stock and an aggregate of 518,016 shares of our Series B Preferred Stock in settlement of certain obligations.

We expect to seek additional capital through the sale of debt and/or equity securities in the fourth quarter of 2006 in order to fund our operating capital needs.

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

On January 10, 2006, we filed a complaint with the United States International Trade Commission (ITC) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology. On or about February 8, 2006, the ITC instituted an investigation based on our complaint. The ITC acts as an administrative investigative body to determine, among other things, whether or not goods imported into the United States infringe U.S. patents. If we are successful in our ITC action, Toyota could be prohibited from importing into the United States infringing combination motor and transmission systems and those products containing such systems, including the Toyota Prius and Highlander models. On September 19, 2006, we expanded this claim to include the Toyota Camry and Lexus hybrid models. The ITC held a hearing on our complaint from October 30 through November 3, 2006. We anticipate that the ITC Administrative Law Judge will issue an initial determination on or before January 18, 2007.

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

Three months ended September 30, 2006 compared with three months ended September 30, 2005.

For the three months ended September 30, 2006 we generated revenues of $823,531 as compared to $3,674 for the three months ended September 30, 2005 an increase of $819,857. Cost of products sold for the three months ended September 30, 2006 was $632,913 generating a gross margin of $190,617. Cost of products sold for the three months ended September 30, 2005 were $994 generating a gross margin of $2,680. The increase in our revenues was due to the results of our Power Electronics Division which was acquired on August 17, 2006. We believe with this addition, revenue levels equal to and above previous quarters will continue.

Research and Development costs were $119,128 for the three months ended September 30, 2006 compared to $0 for the three months ended September 30, 2005. The increase was the result of continued R&D expenditures in our Power Electronics Division of $109,128 and $10,000 of R & D expenditures in our Motive Power Division.

Selling, general and administrative expenses were $931,964 for the three months ended September 30, 2006 compared to $482,154 for the three months ended September 30, 2005, an increase of $449,810 or 93.3%. This increase was primarily due to an issuance of common stock to certain promissory note holders as incentive to extend the due dates for payment to January of 2007 and approximately $140,000 related to the Power Electronics Division. Other general and administrative expenses were above the previous year caused by an increase in management activity and professional fees focused on the acquisition of Technipower LLC.

Non cash compensation was $543,238 for the three months ended September 30, 2006 as compared to $78,464 for the three months ended September 30, 2005 and increase of $464,774. Non cash compensation consisted of the Company’s common stock issued to directors and officers for services rendered and fees.

We incurred interest expense of $63,012 for the three months ended September 30, 2006. Interest expense incurred for the three months ended September 30, 2005 was $986,225. The decrease of $923,213 in interest expense was due primarily to a decrease in interest accretion of $986,225 recorded on our redeemable Series A preferred stock, which was recapitalized as common shares in the first quarter of 2006.

We reported a net loss for the three months ended September 30, 2006 of $1,467,725. Our net loss for the three months ended September 30, 2005 was $1,544,163. Loss applicable to common stockholders for the three months ended September 30, 2006 was $2,567,725 reflecting a beneficial conversion feature of $1,100,000 relating to Series C Preferred Stock issued in the quarter.

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005.

For the nine months ended September 30, 2006 we incurred a non-cash loss of $5,652,404 on the extinguishment of debt of redeemable preferred stock and other debt. The loss was measured by the excess of the market value of our common stock issued over the carrying value of the obligations including accrued accretion and interest. Last year we incurred a loss of $39,924 on a similar transaction.

For the nine months ended September 30, 2006 we generated revenues of $836,443 as compared to $66,747 for the nine months ended September 30, 2005, an increase of $769,696. This increase was primarily due to the addition of Technipower LLC which now operates as the Power Electronics Division. Cost of products sold for the nine months ended September 30, 2006 was $652,533 generating a gross margin of $183,910. Cost of product sold for the nine months ended September 30, 2005 was $81,165 generating a gross margin loss of $14,418. The increase in our margin was due to the addition of Techipower revenues to our operating activity. We believe our margin will continue to improve with the continuity of our Power Electronics Division and with an increase in sales in our Motive Power Division.

Research and Development costs were $119,128 for the nine months ended September 30, 2006 compared to $0 for the nine months ended September 30, 2005. The increase was the result of continued R&D expenditures in our Power Electronics Division of $109,128 and $10,000 of R & D expenditures in our Motive Power Division

Selling, general and administrative expenses were $2,091,837 for the nine months ended September 30, 2006 as compared to $1,730,250 for the nine months ended September 30, 2005. This increase of $361,587 or 20.1% is primarily due to the issuance of common stock as incentive to certain promissory note holders to extend the terms of the notes held.

Non cash compensation expenses for the nine months ended September 30, 2006 were $912,114 as compared to $651,525 for the nine months ended September 30, 2005. This increase was primarily due to the issuance of common stock to directors and officers for services rendered and fees. We expect to issue stock in lieu of compensation in future quarters if necessary to preserve operating capital.

Interest Expense was $832,233 for the nine months ended September 30, 2006 as compared to $2,441,810 for the nine months ended September 30, 2005. The decrease of $1,609,577 was due primarily to a decrease in interest accretion of $1,664,175 reflecting the recapitalization of series A preferred stock during the first quarter of 2006.

We reported a net loss for the nine months ended September 30, 2006 of $9,424,906. Our net loss for the nine months ended September 30, 2005 was $4,877,927. The increase in net loss for the nine months ended September was primarily due to the non-cash loss of $5,652,404 on the extinguishment of redeemable preferred stock. Loss applicable to common stockholders for the nine months ended September 30, 2006 was $10,524,906 reflecting a beneficial conversion feature of $1,100,000 relating to Series C Preferred Stock issued in August 2006.

Solomon Technologies, Inc. acquired Technipower LLC on August 17, 2006. As a result, the activities of the two separate entities are discussed below for each of the full periods presented.

Motive Power Division

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

For the three months ended September 30, 2006 we generated revenues of $24,219 as compared to $3,674 for the three months ended September 30, 2005, an increase of $20,545. Cost of products sold for the three months ended September 30, 2006 was $25,201 generating a gross margin of $(1,482). Cost of products sold for the three months ended September 30, 2005 was $994 generating a gross margin of $2,680. The increases in our revenues was due to an increase in shipments from prior year. We believe we will improve our total margins with an increase in sales, which will improve our economies of scale.

Salaries and benefits for the three months ended September 30, 2006 were $81,464 compared to $96,764 for the three months ended September 30, 2005, a decrease of $15,300, or 15.8%. This decrease was due primarily to a reduction in staff.

Noncash compensation for the three months ended September 30, 2006 was $543,238 compared to $78,464 for the three months ended September 30, 2005. Noncash compensation for 2006 consisted of the market value of the Company’s common stock issued to directors, certain note holders, and an officer for services rendered and fees. We expect to issue stock in lieu of cash compensation in future quarters if necessary to preserve operating capital.

Professional fees for the three months ended September 30, 2006 were $278,093 as compared to $260,368 for the three months ended September 30, 2005, an increase of $17,125 or 6.8%. This increase was due primarily to increased activity supportive of the Technipower acquisition.

Advertising expense for the three months ended September 30, 2006 was $0 as compared to $420 for the three months ended September 30, 2005. The decrease in advertising expense was due to the termination of our marketing personnel, as well as the termination of trade show attendance, publication advertisements and direct advertising activity.

Travel and entertainment costs for the three months ended September 30, 2006 were $14,746 as compared to $10,823 for the three months ended September 30, 2005, an increase of $3,923, or 36.2%. The increase in travel and entertainment costs was due primarily to management travel to support activities for the Technipower acquisition and Toyota litigation demands.

Rent for the three months ended September 30, 2006 was $10,971 as compared to $11,723 for the three months ended September 30, 2005, a decrease of $752, or 6.4%.

Other general and administrative costs for the three months ended September 30, 2006 were $496,932 as compared to $102,056 for the three months ended September 30, 2005, an increase of $394,876 or 386.0%. This increase was primarily due to the issuance of common stock as incentive to certain promissory note holders to extend the terms of the notes held. Other costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing.

We incurred interest expense of $51,271 for the three months ended September 30, 2006. Interest expense incurred for the three months ended September 30, 2005 was $986,225. The decrease of $934,954 in interest expense was due primarily to a decrease in interest accretion of $986,225 recorded on our redeemable Series A preferred stock, which was recapitalized as common shares in the first quarter of 2006.

We reported a net loss for the three months ended September 30, 2006 of $1,400,254. Our net loss for the three months ended September 30, 2005 was $1,544,163.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006 we incurred a non-cash loss of $5,652,404 on the extinguishment of redeemable preferred stock and other debt. The loss was measured by the excess of the market value of our common stock issued over the carrying value of the obligations including accrued accretion and interest. Last year we incurred a loss of $39,924 on a similar transaction.

For the nine months ended September 30, 2006 we generated revenues of $37,371 as compared to $66,747 for the nine months ended September 30, 2005, a decrease of $29,616. The decrease in revenues was due to a decrease in shipments from prior year. Cost of products sold for the nine months ended September 30, 2006 was $45,321 generating a gross margin of $(8,190). Cost of products sold for the nine months ended September 30, 2005 was $81,165 generating a loss of $14,418. We believe we will improve our margins and, with an increase in sales, and achieve economies of scale.

Salaries and benefits for the nine months ended September 30, 2006 were $398,204 compared to $348,865 for the nine months ended September 30, 2005, an increase of $49,339, or14.1%. This increase was due primarily to stock compensation above base pay to certain corporate officers in the second quarter of 2006.

Noncash compensation for the nine months ended September 30, 2006 was $912,114 compared to $651,525 for the nine months ended September 30, 2005. Noncash compensation for 2006 consisted of the market value of the Company’s common stock issued to directors, certain note holders, and an officer for services rendered and fees. We expect to issue stock in lieu of cash compensation in future quarters if necessary to preserve operating capital.

Professional fees for the nine months ended September 30, 2006 were $784,053 as compared to $650,207 for the nine months ended September 30, 2005, an increase of $133,846, or 17.1%. Professional fees include $129,949 of non-cash charges funded on our behalf by Oliver Street Finance LLC and related to our patent litigation referred to in Note 10 to the Financial Statements contained in this Report. This increase is due primarily to costs associated with reporting to the SEC and necessary activities related to patent infringement litigation against Toyota Motor Company.

Advertising expense for the nine months ended September 30, 2006 was $0 as compared to $14,001 for the nine months ended September 30, 2005. The decrease in advertising expense was due to the termination of our marketing personnel, as well as the termination of trade show attendance, publication advertisements and direct advertising activity.

Travel and entertainment costs for the nine months ended September 30, 2006 were $44,681 as compared to $88,793 for the nine months ended September 30, 2005, a decrease of $44,112 or 98.7%. The decrease in travel and entertainment costs was due primarily to the termination of our presence at trade shows and the elimination of all travel and associated entertainment related to reduced sales and corresponding installations.

Rent for the nine months ended September 30, 2006 was $25,987 as compared to $28,076 for the nine months ended September 30, 2005, a decrease of $2,089, or 7.4%.

Other general and administrative costs for the nine months ended September 30, 2006 were $803,090 as compared to $600,308 for the nine months ended September 30, 2005, an increase of $202,782, or 33.8%. This increase was primarily due to the issuance of common stock as an incentive for certain promissory note holders to extend the terms of the notes held. Other costs primarily consisted of depreciation, amortization of intangibles, insurance, office supplies and equipment, and printing.

We incurred interest expense of $820,592 for the nine months ended September 30, 2006. Interest expense incurred for the nine months ended September 30, 2005 was $2,441,810. The decrease of $1,612,218 in interest expense was due primarily to a decrease in interest accretion of $1,664,175 reflecting the recapitalization of series A preferred stock during the first quarter of 2006.

We reported a net loss for the nine months ended September 30, 2006 of $9,357,435. Our net loss for the nine months ended September 30, 2005 was $4,767,927.

Power Electronics Division

As noted above the Company acquired Technipower LLC on August 17, 2006. Technipower LLC operations are reported in the Power Electronics Division segment from the date of the purchase. The following analysis presents the results of operations for the Power Electronics Division segment as if the transaction occurred at the beginning of the periods presented.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

For the three months ended September 30, 2006 Power Electronics Division generated revenues of $1,325,076 as compared to $1,241,500 for the comparable period in 2005. Cost of products sold for the three months ended September 30, 2006 was $783,185 generating a gross profit of $541,891, or 40.9% of revenues. Cost of products sold for the three months ended September 30, 2005 was $685,681 generating a gross profit of $555,819, or 44.8% of revenues. The decrease in margin was due to a less profitable mix of legacy products ordered for customer delivery in 2006 over the same period in 2005 as well as the pilot production of new high voltage commercial products.

Research and development expenses for the three months ended September 30, 2006 were $218,677 compared to $169,312 for the three months ended September 30, 2005, an increase of $49,365 or 29.2%. This increase was due primarily to the retention of additional engineering resources engaged in the development of new high voltage product designs.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $225,652 as compared to $301,511 for the three months ended September 30, 2005, a decrease of $75,859 or 25.2%. This decrease was due primarily to a reduction in executive incentive compensation during 2006.

Noncash compensation for the three months ended September 30, 2006 was $6,077 compared to $0 for the three months ended September 30, 2005. Noncash compensation for 2006 consisted of the market value of Technipower’s capital appreciation membership units issued to officers and employees for services rendered
The capital appreciation membership units were terminated in connection with the Technipower acquisition.

Technipower incurred interest expense of $24,551 for the three months ended September 30, 2006. Interest expense for the three months ended September 30, 2005 was $15,098. The increase in interest expense was due primarily to the periodic amortization of the $33,166 in debt issuance costs incurred to secure a new revolving facility with Citizen’s Bank of Massachusetts on May 4, 2006.

Other expenses for the three months ended September 30, 2006 were $29,798 as compared to $25,205 for the three months ended September 30, 2005, an increase of $4,593. Other expenses primarily consisted of legal and other professional fees incurred by Technipower’s board of managers in anticipation of the acquisition by Solomon Technologies.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006 Technipower generated revenues of $3,836,250 as compared to $3,701,542 for the comparable period in 2005. Cost of products sold for the nine months ended September 30, 2006 was $2,065,266 generating a gross profit of $1,770,984, or 46.2% of revenues. Cost of products sold for the nine months ended September 30, 2005 was $2,010,946 generating a gross profit of $1,690,596, or 45.7% of revenues. The slight improvement in margin was due to a more profitable mix of legacy products ordered for customer delivery in 2006 over the same period in 2005.

Research and development expenses for the nine months ended September 30, 2006 were $697,281 compared to $588,333 for the nine months ended September 30, 2005, an increase of $108,948 or 18.5%. This increase was due primarily to an increase in additional engineering staff during the last quarter of 2005 and the first quarter of 2006.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $693,445 as compared to $757,403 for the nine months ended September 30, 2005, a decrease of $63,958 or 8.4%. This decrease was due primarily to a reduction in executive incentive compensation during 2006.

Noncash compensation for the nine months ended September 30, 2006 was $115,423 compared to $0 for the nine months ended September 30, 2005. Noncash compensation for 2006 consisted of the market value of Technipower’s capital appreciation membership units issued to officers and employees for services rendered.

Technipower incurred interest expense of $88,291 for the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2005 was $46,470. The increase in interest expense was due primarily to a $26,250 late fee paid to Monadnock Funding LLC when that revolving loan facility was repaid on May 4, 2006 as well as the periodic amortization of the $33,166 in debt issuance costs incurred to secure a replacement lender.

Other expenses for the nine months ended September 30, 2006 were $91,744 as compared to $23,114 for the nine months ended September 30, 2005, an increase of $68,630. Other expenses primarily consisted of legal and other professional fees incurred by Technipower’s board of managers in anticipation of the acquisition by Solomon Technologies.

Liquidity and Capital Resources

Our available cash balance at September 30, 2006 was $306,643. We borrowed $1,849,069 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through 2006. These notes are secured by a lien on all of our tangible and intangible assets. We have been authorized by the board to obtain an additional $150,931 of short-term debt financing. We expect to seek additional capital through the sale of debt and/or equity securities in the fourth quarter of 2006 in order to fund our operating capital needs, although we cannot assure you that we will be able to obtain any of such additional capital.

During the nine months ended September 30, 2006, we used net cash of $792,402 from operations. This consisted of a net loss of $9,424,906 augmented by net non-cash charges of $7,859,040. Additionally, we provided net cash in financing activities of $984,236 consisting primarily of proceeds from notes payable.

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

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of September 30, 2006 we have deficiencies in both working capital and net assets. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. We are currently seeking additional financing to fund operations to achieve acceptable sales levels.

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

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2006, we filed a complaint with the United States International Trade Commission (ITC) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology. On or about February 8, 2006, the ITC instituted an investigation based on our complaint. The ITC acts as an administrative investigative body to determine, among other things, whether or not goods imported into the United States infringe U.S. patents. If we are successful in our ITC action, Toyota could be prohibited from importing into the United States infringing combination motor and transmission systems and those products containing such systems, including the Toyota Prius and Highlander models. The ITC held a hearing on our complaint from October 30 through November 3, 2006. We anticipate that the ITC Administrative Law Judge will issue a preliminary determination on or before January 18, 2007.

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

(a) Recent Sales of Unregistered Securities

On July 3, 2006, we borrowed $100,000 from Millennium Trust Co. LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013 (the “Cooper IRA”) and issued a promissory note in the principal amount of $100,000 to the Cooper IRA. As an incentive to the Cooper IRA to purchase the note, we agreed to issue the Cooper IRA 35,000 shares of common stock. We issued these shares on October 6, 2006. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On July 28, 2006, we borrowed $125,000 from Jezebel Management Corporation and issued a promissory note in the principal amount of $125,000 to Jezebel. As an incentive to Jezebel purchasing the note, we agreed to issue Jezebel 25,000 shares of common stock. We have not yet issued these shares. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

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

On August 11, 2006, we entered into an agreement dated as of September 30, 2006 with our senior noteholders pursuant to which the maturity date of certain of the notes was extended from September 30, 2006 to January 15, 2007. As an inducement to such noteholders agreeing to extend their notes, we agreed to issue to each of the noteholders 35,000 shares for every $100,000 of principal amount of notes, or fraction thereof, held by each holder. We issued 461,450 of these shares on August 18, 2006, 87,500 of these shares on October 5, 2006 and 15,000 of these shares on October 6, 2006. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On August 17, 2006, we acquired all of the outstanding membership units and warrants to purchase membership units of Technipower LLC from Integrated Power Systems LLC, Power Designs Inc., The Vantage Partners LLC, certain other persons. As part of the consideration for this acquisition we issued 4,615,381 shares of Series C convertible redeemable preferred stock and 4,461,537 shares of common stock to the sellers. The sales of these securities were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. Each share of Series C Preferred Stock is convertible at any time after December 16, 2006 and from time to time thereafter into the greater of (i) the result of dividing the Stated Value by the Conversion Price and (ii) the result of dividing the Liquidation Preference by the 30-day average closing price of the common stock for the 30 trading days preceding the date of conversion. The “Stated Value” per share of Series C Preferred Stock is $.65. The “Conversion Price” is initially equal to the Stated Value but is subject to adjustment for stock splits, stock dividends and similar transactions. The “Liquidation Preference” is equal to $.65 per share plus accrued and unpaid dividends. The holders of the Series C Preferred Stock are entitled to dividends at the rate of 10% of the Stated Value per annum.

On August 23, 2006, we issued 17,178 shares of common stock upon exercise of a warrant to purchase 25,000 shares of our common stock on a cashless basis to Crescent Communications. On September 29, 2006, we issued 62,152 shares of common stock upon exercise of a warrant to purchase 75,000 shares of our common stock on a cashless basis to Crescent Communications. The transactions were deemed to be exempt from registration under Section 4(2) of the Securities Act as sales by an issuer to an “accredited investor” in transactions not involving a public offering.

On September 14, 2006, we granted options to purchase 100,000 shares of common stock under our 2003 Stock Option Plan to Peter W. DeVecchis, Jr. On September 14, 2006, we also granted options to purchase an aggregate of 95,000 shares of common stock under our 2003 Stock Option Plan to other employees.

On June 13, 2006, we borrowed $25,000 from Steven Kilponen and issued a promissory note in the principal amount of $25,000 to Mr. Kilponen. As an incentive to Mr. Kilponen purchasing the note, we agreed to issue 3,750 shares of common stock to Mr. Kilponen on September 26, 2006. We have not yet issued these shares. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

The recipients of securities in each of the transactions listed above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Securities

We did not repurchase any shares of our common stock during the third quarter of 2006.

ITEM 6.	Exhibits

Exhibit No.	Description

10.1	Amended and Restated 2003 Stock Option Plan (1)
10.2	Senior Secured Promissory Note issued to Millennium Trust Co. LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013 (2)
10.3	Joinder Agreement by and between Solomon Technologies, Inc. and Millennium Trust Co. LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013 dated July 3, 2006 (2)

Exhibit No.	Description

10.4	Promissory Note issued to Jezebel Management Corporation dated July 28, 2006 (2)
10.5
Agreement dated as of September 30, 2006, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter, Pascal Partners, LLC, Steven Kilponen and Millennium Trust Co. LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013 (1)

10.6
Securities Purchase Agreement dated as of August 17, 2006, by and among Solomon Technologies, Inc., Integrated Power Systems LLC, Power Designs Inc., The Vantage Partners LLC, Anthony F. Intino, II, Allison E. Bertorelli, and Mariano Moran, the holders of Warrants listed on the signature pages thereto and Technipower LLC (1)

10.7	Registration Rights Agreement dated as of August 17, 2006 (1)
10.8	Escrow Agreement dated as of August 17, 2006 (1)
10.9	Lease Agreement by and between Commerce Park Realty LLC and Power Designs, Inc., as assigned to Technipower LLC (1)
10.10	Loan and Security Agreement dated May 3, 2006 between Technipower LLC and Citizens Bank of Massachusetts, as amended (1)
31.1	Certification by President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-138240 filed on October 27, 2006.
(2)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 14, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2006

SOLOMON TECHNOLOGIES, INC.

By:          /s/ Peter W. DeVecchis, Jr.
Peter W. DeVecchis, Jr.
President
(principal executive officer)

By:          /s/ Samuel F. Occhipinti
Samuel F. Occhipinti
Chief Financial Officer
(principal financial and accounting officer)