Form 10KSB
period 2006-12-31
SOLOMON TECHNOLOGIES INC
filed 2007-04-02
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for the year ended December 31, 2006 were $2,278,848.

As of March 27, 2007, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $16,153,200.96.

As of March 27, 2007, there were 36,055,693 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐Yes ☒ No

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

PART I

Item 1.  Description of Business.

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

We are presently pursuing direct sales opportunities for our products and technologies in the marine, industrial and automotive markets. We are also implementing a plan to broaden our market and product base and exploit our intellectual property that we expect will generate substantial profits and cash flow. As part of this plan, we intend to grow our business through licensing of our proprietary and patented technologies and through the acquisition of businesses that fit our strategy. We are identifying licensing opportunities that we anticipate will leverage our existing or acquired knowledge and provide substantial positive current financial impact while we also aggressively pursue infringers of our existing patents. We are also identifying acquisition targets that we expect will augment our existing intellectual property, engineering resources, marketing channels and human resources and provide strong cash flow. We cannot assure you, however, that we will be able to identify licensing opportunities and acquisition targets that meet these goals, or if we identify such opportunities or targets that we will be able to take full advantage of them.

On August 17, 2006, we entered into a Securities Purchase Agreement with Integrated Power Systems LLC, Power Designs Inc., The Vantage Partners LLC, certain other persons and Technipower LLC, a Danbury, Connecticut based manufacturer of power supplies and related equipment for the defense, aerospace and commercial sectors, and simultaneously closed on the acquisition of all of the outstanding membership units and warrants to purchase membership units of Technipower. We purchased Technipower for 4,615,381 shares of Series C convertible redeemable preferred stock, 4,461,538 shares of common stock and the assumption of certain liabilities totaling approximately $850,000, including approximately $700,000 outstanding under Technipower’s $1.5 million revolving credit facility. Twenty-five percent of the common stock was deposited in escrow to support the sellers’ indemnity obligations under the purchase agreement. The escrowed shares will also fund any required working capital adjustment in our favor. The share amounts were calculated using an agreed $.65 per share price, which was based on the average of the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. We must issue additional shares to the sellers at the one year anniversary of the closing if the 30-day average trading price at that time is more than 5% less than $.65 per share. At our option, we may instead pay the adjustment in cash. We agreed to register the shares of common stock we issued to the sellers and the shares of common stock issuable upon conversion of the Series C preferred stock we issued to the sellers. The common share value in our financial statements was calculated based on the closing market price on the date of the closing of the transaction, August 17, 2006, of $1.40 per share.

On December 6, 2006, we entered into a letter of intent to acquire Deltron, Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico. Deltron provides precision linear and switching power supplies and power supply systems for applications where power density and functionality are critical. The letter of intent contemplates that we will purchase the assets and certain selected liabilities of Deltron through our Technipower subsidiary for an undisclosed amount. The purchase price will be subject to increase or decrease based on changes in Deltron’s working capital between October 31, 2006 and the closing date. We will also assume Deltron’s trade payables and its accrued expenses as part of the transaction. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions including a due diligence investigation and the negotiation and execution of agreements with certain Deltron personnel. While no assurances can be given as to when the acquisition may close, we currently anticipate that it will close during the first half of 2007.

As a result of our acquisition of Technipower, our operations now comprise two divisions: a Motive Power Division, which encompasses our electric power drive technologies, and a Power Electronics Division, which encompasses the business of Technipower. With this new structure, we intend to exploit opportunities for market consolidation, cross marketing and core business growth in separate but compatible niche markets for specialized high value original equipment manufacturer (“OEM”) power applications and electric power drive systems. While our operating assets are divisionalized, we expect and encourage a formal exchange of engineering and sales talent across the business units.

The diagram below outlines our new organizational structure:

We are working to combine our Motive Power Division’s unique patented technologies with the deep engineering and manufacturing capabilities of our Power Electronics Division. These synergies should allow the Motive Power Division to expand its application-specific technology development. We expect that the sales channels in the Power Electronics Division will ultimately encompass customers in the government, defense and commercial sectors, particularly as we broaden our product portfolio to include higher voltage power supplies.

We believe there are other synergies between our two divisions, including:

•	The addition of the Power Electronics Division should enhance our ability to license our patented technology to a broader array of customers.

•	Technipower’s extensive military contacts should provide a natural outlet for the Motive Power Division’s proprietary electro/mechanical technologies.

•	The two divisions should achieve substantial operational and overhead cost savings by consolidating all finance and administrative functions in one location.

Our technology assets primarily include patents in the following areas:

•	Dual-Input Infinite-Speed Integral Motor and Transmission Device (the Electric Wheel)

•	Method and Apparatus for Propelling a Marine Vessel, and

•	System and Apparatus for a Multiple Input and Dual Output Electric Differential Motor Transmission Device (the Electric Transaxle).

We also have filed three provisional patent applications on related technologies that are explained in more detail under “Our Intellectual Property” below.

The preservation of our intellectual property rights is a critical component of our long term strategy. We are therefore aggressively pursuing alleged infringements of our intellectual property and have brought an action against Toyota Motor Company and certain of its affiliates in the United States District Court for the Middle District of Florida, Tampa Division, for infringement of our Electric Wheel patent for their use of the technology in hybrid vehicles including the Prius and Highlander. We have also initiated a complaint before the United States International Trade Commission in Washington, D.C. seeking to enjoin Toyota from importing any product incorporating the infringing technology into the United States.

The ITC held a hearing on our complaint from October 30 through November 3, 2006. On February 13, 2007, the Administrative Law Judge who conducted the hearing issued a final initial determination in favor of Toyota. In the order, the Administrative Law Judge determined that the hybrid transmission drive in the Toyota Prius and Highlander vehicles did not infringe Claim 7 in our U.S. Patent No. 5,067,932 and that we had not satisfied certain other legal requirements that would support an exclusion order against Toyota.

We have filed a petition with the ITC to review the final initial determination to the full ITC. We anticipate that the ITC will decide by April 30, 2007 whether to review the initial determination. If the final determination by the ITC is adverse to us, we will be entitled to appeal the decision to the Court of Appeals for the Federal Circuit. Until the ITC case is completed, the patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed.

Although the cost of litigation in these matters is often large, we have arranged financing from sources outside our company to fully fund the litigation to its conclusion. We provide more information about the arrangements we have made to fund this litigation in “Management’s Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources” below.

Motive Power Division

Our Electric Power Drive Systems

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. This business forms the basis of our Motive Power Division. We intend to expand the licensing, manufacturing, and sale of electric power drive systems, including those incorporating hybrid and regenerative technologies, and the licensing and manufacture of our Electric Wheel and Electric Transaxle for automotive, hybrid and all-electric vehicle applications. Our goal is to become a leader in the manufacture, licensing and sale of electric power drive systems for specialized high value original equipment manufacturers.

The Electric Wheel consists of two electric motors connected to a planetary gear set co-located in a single, sealed housing. The device is highly efficient, can overcome significant dead loads and produce soft starts and can regenerate energy through unused torque. The Electric Wheel can be incorporated into a wheel hub assembly or coupled to a drive shaft for vehicular or other industrial/commercial applications. The Electric Transaxle consists of one and one half Electric Wheels comprising motor/generators and an infinitely variable transmission and differential combined into a device that can easily be used in conventional drive axle vehicles. It has all the features of the Electric Wheel but with two independently operated output shafts. We believe that this makes it ideal for terrestrial vehicle applications where turning, and even steering, require one wheel to drive while the other slips.

Products

The Solomon Technologies Electric Power Drive System

Our complete line of electric motors incorporated in our fully integrated electric power drive systems are referred to as our “ST Electric Power Drive Systems” or ST-EPDS. Our systems consist of the motor and controller, the safety power management distribution unit, the battery bank and battery charger, as well as one or more e-meter, ammeter, keyswitch, DC breakers and a throttle control. We also offer optional configurations to include generators for hybrid charging configurations, inverters for AC applications and a DC to DC charger for maintaining 12v DC house power. Our ST-EPDS provides the foundation for efficient power management.

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

The Safety Power Management Distribution Device. The Safety Power Management Distribution Device, or SPMD, is a panel designed to act as an interface for all of the devices making up our full series of ST Electric Power Drive Systems. The SPMD is an enclosed unit that is required for each system. Multiple motor systems utilize a main distribution box that works in conjunction with the SPMD as a central interface for system components.

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

Strategy

Through our Motive Power Division, we focus on:

•
Licensing our patented and proprietary technologies into general commercial, military, agricultural, aerospace and electric and electric-hybrid vehicular applications as well as into various marine markets, particularly in applications where high torque is required at low speeds,

•	Filing new patents on regenerative power systems for marine and automotive applications and automation processes for electric propulsion and power generation systems,

•	Coordinating engineering efforts with Power Electronics Division engineers with a view to re-engineering our technology to enhance manufacturing processes and licensing prospects, and

•	Prosecuting our litigation against Toyota and identifying other infringers of our protected technology.

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

Our product application in the automotive industry

Our products have applications in the automotive industry in both the consumer and commercial vehicle sectors and in both electric and hybrid electric vehicles. Its compact size and integrated transmission allows a vehicle’s central separate transmission to be eliminated. The Electric Transaxle incorporates electric drive motors, an infinitely variable transmission and differential and can provide direct replacement for both front and rear wheel drive units. The Electric Transaxle can also be configured to accept propulsion inputs from other sources besides electric motors or a combination of electric motors and other input sources.

The heavy weight of commercial vehicles typically requires powerful low-speed torque. Standard diesel engines waste fuel during startup acceleration. In a commercial vehicle using the Electric Wheel, a power surge (batteries, ultra capacitors, etc.) would provide the startup acceleration power; fuel waste would be avoided and regenerative braking would help reclaim some of the used energy. The large size of most commercial vehicles also simplifies system installation, although space is generally not a consideration with the elimination of the typical transmission. In addition, the Electric Wheel could provide a high-torque motor drive combining transmission, differential, and clutch functions on each wheel.

Markets

Markets for our systems have included the recreational marine industry for OEM and retrofit applications and the commercial marine industry, including lifeboats, fishing boats, motor launches and small military water craft projects. We expect to license or enter into strategic relationships with respect to the many non-marine applications for our electric power drive systems. We believe our proprietary technology may be adapted for use in a variety of ground-based applications requiring high torque at low speeds such as automobiles, industrial transmissions, trucks, forklifts, airport tugs, off-road vehicles and conveyor belts.

Marketing and Sales

As the manufacturer of the Electric Wheel and a technology licensor, we focus on markets and applications that require innovative technology and more efficient conversion of energy. New markets are carefully evaluated to discern the probability of success and time to revenue. Management is responsible for these initiatives but from time to time retains industry consultants to evaluate niche opportunities.

We have multiple expressions of interest for the Electric Wheel technology in applications such as automobiles, industrial transmissions, trucks, agricultural vehicles, forklifts, airport tugs and conveyor belts. We expect that the Motive Power Division will utilize the engineering resources of our PED to characterize potential manufacturing and market/licensing opportunities including the development of applications specific system characteristics and various control algorithms.

Manufacturing

We assemble and test our ST Electric Power Drive Systems at our facility in Tarpon Springs, Florida, using motors and other components supplied to us by third-party contractors. We believe that these suppliers have sufficient capacity to fill our needs. We do not, however, have long-term agreements with these suppliers to provide us with such component parts.

Competition

Our competition in the marine industry is principally oversized propulsion systems that use fossil fuel sources such as diesel and gasoline. There are few credible high torque electric propulsion solutions available in the market and none have the energy-efficient advantages of the Electric Wheel technology, nor the unique performance attributes.

Due to the unique nature of the technology comprising the Electric Wheel, there are no competitors that offer the benefits of our proprietary technology. However, there are more traditional but less capable solutions incorporating simple electric motor technology in the marketplace.

Many of these entities focus exclusively in the recreational marine segment, mostly in small vessels, and do not compete directly with our patented technology. Some of our provisional patent applications would provide a mechanism to restrict improvements by these manufacturers using their existing products.

We expect to manufacture components and/or enter into licensing agreements for our Electric Wheel and related technologies as we educate prospective OEMs about our innovative propulsion systems and demonstrate the proven cost-effectiveness of replacing or augmenting fossil fuel-based propulsion equipment.

Many of our competitors and potential competitors are better known than we are and have larger infrastructures and greater resources than we do, and may have greater ability to withstand price competition or a downturn in the economy or the boating market.

Power Electronics Division

Technipower

The business, people and assets of Technipower, which we acquired in August 2006, form the basis of our Power Electronics Division. For many years, Technipower worked closely with military and defense contractors to design and manufacture military qualified AC-DC and DC-DC converters in both switching and linear configurations. Technipower merged with Integrated Power Systems (“IPS”) in 2003. This merger allowed the Technipower name and product lines to capitalize on the emerging market for aerial transport rack (“ATR”) chassis in which IPS was a leading competitor. A large portion of Technipower’s business is the production of certain legacy power supply products for the defense industry. At a certain point, the components to make these products will no longer be available. In order to continue to service the needs of our customers, we are developing new products that we hope will both fulfill their requirements and broaden our revenues.

Products

The Power Electronics Division’s products consist of an embedded power supply line marketed under the “Technipower” brand, an autotransformer product line marketed under the “Variac” name, and an integrated ATR chassis product offering.

Both linear and switching technologies are used on products with power levels of up to 1,500 watts. The output characteristics vary from product to product and incorporate both high precision single and multiple output sources. The Power Electronics Division has a number of standard designs that often are combined to create new product offerings for specific applications through a modular approach. Once specified for a customer’s application, the product is typically incorporated as an OEM component.

Low Voltage Product Line

Our Technipower brand Mil Spec and autotransformer products are typically specified within the following ranges:

•	Input voltages of 28V to 270V, both AC and DC

•	Frequencies from 47Hz to 1,200Hz

•	Power levels up to 1,500 watts

•	Output voltages from 1.5 to 500 volts

•	Currents of up to 100 amperes.

The ATR products are solutions to power system packaging problems that are not currently addressed satisfactorily in the marketplace. We have built on the success of our high reliability, custom embedded chassis program for military applications and have emerged as a source for some large programs, such as the Apache helicopter “fly by wire” upgrade. These programs have historically been awarded only to large prime contractors.

ATR chassis are typically:

•	Sized from 95 to 2,300 cubic inches

•	Convection or conduction cooled

•	“Mission Ready” or application ready configurations

•	Fully integrated solutions.

High Voltage Product Line

Technipower recently introduced a high voltage/high power (over 10,000 volts and 10,000 watts) line of embedded power conversion products that we expect will contribute substantial new revenue in 2007 and beyond. The market for high voltage, high power systems is served by a small number of providers and has very high engineering barriers to entry. This new line of products approach offers a new alternative to this large, well-established market by providing highly engineered DC-DC converters for use in high voltage/high power applications. No supplier currently provides DC-DC converters over 10kV and 10kW. We believe that these configurable building blocks will lower manufacturing costs, resulting in cost-effective products, and reduce lead times to customers.

Engineering Initiatives

We are currently developing new products comprising high-density design philosophies using switching frequencies from 100KHz to 400KHz, thereby increasing efficiencies and reducing size and weight. The use of power semiconductors and recently developed magnetic materials contributes to a higher density and smaller size unit. Power factor correction and DC-to-DC converter technology, previously developed by Technipower for the power quality industry, will be utilized as building blocks in all applications. The modular design concept also offers customers substantially reduced lead times for application-specific product development and minimizes non-recurring engineering costs.

These engineering developments are well-suited to the trends emerging in the Power Electronics Division’s key markets. Today’s military is continuing a transition to smaller, faster, quieter, more powerful and more intelligent systems. Our Power Electronics Division emphasizes the design and manufacture of state-of-the-art equipment that is smaller, more efficient, “smarter” ( i.e., computer-controlled) and fully integrated at the power supply or complete chassis level. We expect that new designs will allow customers to satisfy the growing number of higher power applications in dramatically smaller packaging.

Strategy

Through our Power Electronics Division, we focus on:

•
Ongoing support and fulfillment of hundreds of national stock numbers for legacy power supplies through increased visibility, continuous monitoring and response to government and defense contractor solicitations,

•
Selling the Cobalt15 product line which is focused on providing kilowatts of conformable DC power conversion to industrial and military markets for applications such as advanced coatings, semiconductor, lasers, magnetrons and transmitters,

•	Leveraging our existing relationships with the military contractors that we are presently supplying with legacy product to provide new low power and potentially high power products, and

•	Developing new market applications through synergies with the Motive Power Division.

Industry

Our legacy military products for the defense industry

The majority of our business is supporting the defense industry with spares and replacements of linear and switching power supplies. These power supplies were initially designed over the past several decades for OEMs that were predominately defense contractors. Power supplies are requested either by the original contractor or directly by the government. These power supplies are built to the original qualified specifications to ensure backwards system compatibility. Power ranges are from tens of watts to a few kilowatts. Product formats include application specific units to cPCI and VME formats.

Our low power products in military applications

Technipower’s 50 year history of designing and manufacturing power supplies for the military provides industry visibility for new opportunities in low power system applications. These applications typically include power electronic systems. These are qualified designs that must survive stringent standards. This business is secured through a bidding process, which continues through the program’s life which typically lasts for decades. This requires a high investment of time and resources. Constant focus must be given to these accounts.

Our high power products in industrial and military applications

Many industrial OEM applications require kilowatts of rugged DC power. These processes utilize this high level of power to excite various forms of matter to create plasma, photons or magnetic fields. Vacuum chambers create a plasma-based “mist” of a target material for coating substrates that range from tools to semiconductors. Solid-state and gas-based lasers use DC power to create photons for cutting metals and for anti-airborne munitions systems for the military. Magnetrons create magnetic fields, as they do in microwave ovens, for industrial requirements such as the drying of inks and other chemical products. All these applications require electrical and mechanical ruggedness due to the potentially violent and mission-critical environment in which the products will operate.

Markets

The market for AC-DC electrical power supply equipment and devices is broadly divided into external, and internal or embedded, products. We compete principally in the smaller, but significantly less commoditized and less competitive, internal power supply market.

The overall size of the domestic market is about $500 million, with the worldwide market estimated to be approximately $1.0 billion, according to The Darnell Group, Inc., an industry research group. This is exclusive of the DC-DC power supply market, which is estimated at about $300 million worldwide.

Marketing and Sales

We believe that we have a strong knowledge of defense after-market (market for spares and replacements) procurement. As the Defense Logistics Agency transitions to e-commerce, we are using this knowledge to respond to solicitations and win new business electronically.

We hope to increase sales through an effective marketing program that leverages our strong historic customer base and combines standard market communication methods with alliances, partnering and joint project development. We work with numerous prime defense contractors in the design and manufacture of power supplies and chassis for military systems. We offer integrated customer relationship management as well as complete program management capabilities. We employ aggressive account management practices and marketing communications efforts that include military/defense/commercial trade shows, targeted advertising campaigns, product listing sources, Internet lead generation and direct sales.

We sell primarily through in-house direct sales resources. Approximately 1,700 Technipower National Stock Numbers are currently tracked through government websites. We aggressively monitor and expand our use of government E-commerce sites to protect and increase business. We directly quote the defense supply centers and other federal procurement offices in order to maintain high visibility. We employ six manufacturer’s representatives and two direct sales people.

Manufacturing

The manufacturing facility of our Power Electronics Division is currently vertically integrated with the majority of the production functions performed within our Danbury facility. Our strategy is to increase the amount of outsourcing of subassemblies for the high power products and retain encapsulation, final integration and test in-house. Our new designs incorporate repetitive circuits both within the product itself and with other products we produce. This standardization affords us higher discounts with our suppliers providing these parts. We are continually upgrading our facility. Recently a high power test alcove was added. It is our goal within this facility to improve profitability by increasing revenue without increasing the manufacturing footprint.

Competition

The AC-DC embedded (internal) power supply industry is very fragmented with hundreds of smaller companies providing a host of different products to satisfy very specific needs.

We compete principally on the basis of quick customer response, innovative product designs, creative engineering and high quality standards targeted principally at highly specified, qualified applications for the defense and aerospace markets. We are helped substantially by our well-known Technipower brand and favorable reputation.

Many of our competitors and potential competitors are better known than we are and have larger infrastructures and greater resources than we do, and may have greater ability to withstand price competition or a downturn in the economy.

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

Dual-Input Infinite-Speed Integral Motor and Transmission Device . This patent is the basis for our Electric Wheel technology. The patents cover both marine applications and farming and household appliance applications. This patent has been issued in the following countries/regions:

COUNTRY	DATE FILED	ISSUED	PATENT #	STATUS
Australia	11/19/91	11/22/94	651,644	Issued
Canada	11/19/91	01/28/03	2,096,842	Issued
Japan	11/19/91	01/31/03	3,394,771	Issued
Europe*	11/19/91	05/28/97	0 558 618	Issued
South Korea	11/19/91	01/07/99	187697	Issued
United States	11/28/90	11/26/91	5,067,932	Issued
WIPO**	11/19/91		US91/08624	Completed

*	The European patent has been validated and remains in force in Germany, Denmark, Spain, France and Netherlands.

**	The World Intellectual Property Organization is an agency of the United Nations that administers approximately 23 treaties dealing with different aspects of intellectual property protection.

Method and Apparatus for Propelling a Marine Vessel. This patent ties our Electric Wheel technology directly to marine propulsion and provides for a patent on regenerative feedback. This patent has been issued in the U.S. and is pending in foreign jurisdictions, as follows:

COUNTRY	DATE FILED	ISSUED	PATENT #	STATUS
Europe	04/29/97		97922660.2	Pending
Japan	04/29/97		2000-509346	Published
United States	04/29/96	01/26/99	5,863,228	Issued
WIPO	04/29/97		US97/07556	Completed

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

COUNTRY	DATE FILED	PUBLISHED	PUBLICATION #	STATUS
Australia	01/28/05	Pending	2005210624	Pending
Canada	01/28/05	Pending	2554690	Pending
United States	01/28/05	8/10/06	US2006/0175996	Pending
WIPO	01/28/05	08/18/05	WO2005075234	Completed

On March 11, 2005, we filed a provisional patent application with the USPTO entitled System for Automation for Power Generation, Propulsion and Use Management. The provisional patent application describes control systems and processes for the operation of an electronic propulsion and power generating system for marine applications as well as for the use of such systems in broader markets. We have made revisions to this application and filed a utility application based upon the provisional patent application. We have also applied for an international patent application under the Patent Cooperation Treaty:

COUNTRY	DATE FILED	PUBLISHED	PUBLICATION #	STATUS
United States	03/10/06	09/21/06	US 2006-0208570	Pending
WIPO	03/10/06	09/21/06	WO2006099318	Pending

On October 26, 2005, we filed a provisional patent application with the USPTO entitled System and Apparatus for a Multiple Input and Dual Output Electric Differential Motor Device Utilizing One Ring Gear. This patent expands our existing patent 5,851,162 by utilizing new methodology gained from further research and development into the potential applications. On October 24, 2006, we converted this provisional application to a U.S. utility application and an international patent application under the Patent Cooperation Treaty.

COUNTRY	DATE FILED	PUBLISHED	PUBLICATION #	STATUS
United States	10/24/06	Pending	11/552,207	Pending
WIPO	10/24/06	Pending	US2006/041781	Pending

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

Research and Development

Since our inception, we have spent more than $2 million on development of our Motive Power Division’s products. The continued development of our STEW and STEM electric motors and other components of our ST Electric Power Drive Systems by our Motive Power Division remains paramount to our success in the marine and automotive markets. In addition, continuing development of advanced hybrid charging systems, adaptation to new battery, ultra capacitors, fuel cell and fuel sources technologies, and system control and integration with our growing product line of electric motors will help us achieve and maintain our leadership position in the marine propulsion industry as well as other emerging opportunities. Our Power Electronics Division is currently developing new products comprising high-density design philosophies using switching frequencies from 100KHz to 400KHz, thereby increasing efficiencies and reducing size and weight. Technipower incurred approximately $860,366 of expenses in the year ended December 31, 2005 and $473,390 in the year ended December 31, 2004 relating to research and development.

Through continued ground-based electric motor research and development, we intend to expand applications of our patented products for potential licensing into other industries.

Employees

Our Motive Power Division has three full-time employees, five part-time employees, one full-time consultant who is the inventor of the Electric Wheel and one part-time consultant. Our Power Electronics Division has 48 full-time employees, three part-time employees and six consultants. Our executive management team currently consists of a chief executive officer, a president, a chief financial officer, two vice presidents and a secretary. We employ our chief financial officer and vice presidents on a part-time basis. There is no collective bargaining agreement in effect. We believe our relations with our employees are good.

Government Regulation

We anticipate that existing and proposed changes in environmental impact laws and regulations in the United States, Canada and Europe will create an increased demand for our ST-EPDS products including the Electric Wheel and Electric Transaxle technology. Our STI electric products have zero emissions when used without fossil fuel generators. When used with fossil fuel generators they consume less fuel due to more efficient conversion of energy.

Existing governmental regulations have not had any material impact on our Motive Power Division’s operations, and to date the costs and effects of compliance with federal, state and local environmental laws have been minimal. Our Power Electronics Division is required to comply with extensive and frequently changing environmental regulations that impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous substances into the environment. These regulations impose significant compliance burdens and risks on us. In addition, these regulations may impose liability for the cost of removal or remediation of certain hazardous substances released on or in our facilities without regard to whether we knew of, or caused, the release of such substances, and may result in the imposition of fines for non-compliance. Furthermore, we are required to provide a place of employment that is free from recognized and preventable hazards that are likely to cause serious physical harm to employees, provide notice to employees regarding the presence of hazardous chemicals and train employees in the use of such substances. Our operations require the use of a limited amount of chemicals and other materials that are classified under applicable laws as hazardous chemicals and substances. If we are found not to be in compliance with any of these rules, regulations or permits, we may be subject to fines, remediation expenses and the obligation to change our business practice, any of which could result in substantial costs that would adversely impact our business operations and financial condition.

Item 2.  Properties.

Our Motive Power Division currently occupies office, research, testing and warehouse facilities in Tarpon Springs, Florida. This facility is located at 1400 L&R Industrial Boulevard, Tarpon Springs, Florida 34689. The lease commenced on September 1, 2003 and expired on August 31, 2005. We presently occupy this space on a month-to-month basis. Rent is currently $3,247 per month.

Our Power Electronics Division occupies facilities in Danbury, Connecticut. This facility is located at 14 Commerce Drive, Danbury, Connecticut. The lease commenced on July 15, 2002 and expires on July 14, 2007. Rent is currently $8,125 per month.

Commencing February 11, 2007, our chief executive officer occupies temporary facilities in East Berlin, Connecticut. This facility is located at 1224 Mill Street, Building B, East Berlin, Connecticut 06023. The rental commenced on February 11, 2007. Rent is $1,000 per month.

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

On January 10, 2006, we filed a complaint with the ITC in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology. On or about February 8, 2006, the ITC instituted an investigation based on our complaint. The ITC acts as an administrative investigative body to determine, among other things, whether or not goods imported into the United States infringe U.S. patents. If we are successful in our ITC action, Toyota could be prohibited from importing into the United States infringing combination motor and transmission systems and those products containing such systems, including the Toyota Prius and Highlander models. On September 19, 2006, we expanded this claim to include the Toyota Camry and Lexus hybrid models.

The ITC held a hearing from October 30 through November 3, 2006. On February 13, 2007, the ITC Administrative Law Judge who conducted the hearing issued a final initial determination in favor of Toyota. In the order, the Administrative Law Judge determined that the hybrid transmission drive in the Toyota Prius and Highlander vehicles did not infringe Claim 7 in our U.S. Patent No. 5,067,932 and that we had not satisfied certain other legal requirements that would support an exclusion order against Toyota.

We have filed a petition with the ITC to review the final initial determination to the full ITC. We anticipate that the ITC will decide by April 30, 2007 whether to review the initial determination. If the final determination by the ITC is adverse to us, we will be entitled to appeal the decision to the Court of Appeals for the Federal Circuit. Until the ITC case is completed, the patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

Our common stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol “SOLM.” The following table sets forth the high and low sales prices of our common stock for the periods indicated, as reported by the Bulletin Board:

Period	High	Low
Quarter ended March 31, 2005	$2.65	$1.00
Quarter ended June 30, 2005	$1.20	$0.57
Quarter ended September 30, 2005	$0.85	$0.31
Quarter ended December 31, 2005	$0.46	$0.23
Quarter ended March 31, 2006	$1.55	$0.36
Quarter ended June 30, 2006	$0.88	$0.45
Quarter ended September 30, 2006	$3.16	$0.47
Quarter ended December 31, 2006	$2.55	$0.80
January 1, 2007 through March 27, 2007	$2.95	$0.42

On March 27, 2007, the closing price of our common stock was $0.52 and there were 570 record owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. On January 22, 2007, we sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due March 18, 2008. The Debentures provide that while any of the Debentures are outstanding we may not, among other things, pay cash dividends or distributions on any of our equity securities or enter into any agreement to do so without the prior written consent of an agent for the holders of the Debentures.

Recent Sales of Unregistered Securities

In October 2006, we borrowed $140,085 in principal amount of senior secured promissory notes. As an incentive to the purchasers purchasing these notes, we agreed to issue to each purchaser of notes an amount of shares of common stock calculated by dividing $20,000 by the closing market price of common stock on the trading day preceding the day on which the notes are purchased for each $100,000 in principal amount of notes, or fraction thereof, purchased. On February 5, 2007, we issued an aggregate of 19,375 shares of common stock to the purchasers of the notes. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On February 5, 2007, we issued an aggregate of 1,741,881 shares of common stock to the holders of our Series C Preferred Stock upon conversion of approximately 1,741,889 shares of Series C Preferred Stock into common stock. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

In connection with a consulting arrangement with David B. Stout Associates, LLC, Stout Associates has agreed to provide certain marketing consulting services to us in exchange for a consulting fee of $1,500 per day, subject to possible discounts for long term assignments. Stout Associates has agreed to accept payment for up to 1/3 of its chargeable time in the form of shares of common stock of the Company. On February 5, 2007, we issued 513 shares of common stock to David Stout in lieu of $1,437.50 in fees. On March 8, 2007, we issued 2,632 shares of common stock to David Stout in lieu of $1,500 in fees. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On February 23, 2007, we issued 290,000 shares of common stock to Ardour Capital Investments, LLC in partial payment of fees for services rendered pursuant to a Financial Advisory Agreement dated September 28, 2006. On the same date, we issued 46,296 shares of common stock to Davis & Gilbert LLP, our counsel, in lieu of a $100,000 cash retainer. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

On January 23, 2007, we sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due March 18, 2008 to 11 institutional investors. As a part of the sale of the Debentures, we issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of our common stock at an exercise price of $2.00 per share. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

In December 2006, we entered into an agreement with the holders of our senior secured promissory notes having an aggregate principal amount of $1,712,085 to extend the maturity date of the notes from January 15, 2007 to September 30, 2007. In consideration of the noteholders agreeing to extend the maturity date of the notes, at the noteholder’s option, we agreed to either (i) issue shares of common stock in an amount equal to 10,000 shares for each $100,000 in principal amount of notes, or fraction thereof, held by such noteholder or (ii) pay such noteholder an amount in cash equal to 5% of the principal amount of the notes, or fraction thereof, held by such noteholder in lieu of such shares. On March 8, 2007, we issued 79,009 shares of common stock to those noteholders who elected to receive shares. These transactions were deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2006 and 2005 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

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

We have historically generated limited operating revenues. In order for us to market our existing products successfully on a national and international level, we will likely be required to complete public or private offerings of our equity securities successfully. If we are unable to obtain necessary financing, we will expand our operations only as cash flow from operations allows.

We are presently pursuing direct sales opportunities for our products and technologies in the marine, industrial and automotive markets. We are also implementing a plan to broaden our market and product base and exploit our intellectual property that we expect will generate substantial profits and cash flow. As part of this plan, we intend to grow our business through licensing of our proprietary and patented technologies and through the acquisition of businesses that fit our strategy. We are identifying licensing opportunities that we anticipate will leverage our existing or acquired knowledge and provide substantial positive current financial impact while we also aggressively pursue infringers of our existing patents. We are also identifying acquisition targets that we expect will augment our existing intellectual property, marketing channels and human resources and provide positive cash flow. We cannot assure you, however, that we will be able to identify licensing opportunities and acquisition targets that meet these goals, or if we identify such opportunities or targets that we will be able to take full advantage of them.

On August 17, 2006, we entered into a Securities Purchase Agreement with Integrated Power Systems LLC, Power Designs Inc., The Vantage Partners LLC, certain other persons and Technipower LLC, a Danbury, Connecticut based manufacturer of power supplies and related equipment for the defense, aerospace and commercial sectors, and simultaneously closed on the acquisition of all of the outstanding membership units and warrants to purchase membership units of Technipower. We purchased Technipower for 4,615,381 shares of Series C convertible redeemable preferred stock, 4,461,537 shares of common stock and the assumption of certain liabilities totaling approximately $850,000, including approximately $700,000 outstanding under Technipower’s $1.5 million revolving credit facility. Twenty-five percent of the common stock was deposited in escrow to support the sellers’ indemnity obligations under the purchase agreement. The escrowed shares will also fund any required working capital adjustment in our favor. The share amounts were calculated using an agreed $.65 per share price, which was based on the average of the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. We must issue additional shares to the sellers at the one year anniversary of the closing if the 30-day average trading price at that time is more than 5% less than $.65 per share. At our option, we may instead pay the adjustment in cash. We agreed to register the shares of common stock we issued to the sellers, and the shares of common stock issuable upon conversion of the Series C preferred stock we issued to the sellers. The common share value in our financial statements was calculated based on the closing market price on the date of the closing of the transaction, August 17, 2006, of $1.40 per share.

Under the Certificate of Designations for our Series C preferred stock, the holders of the Series C preferred stock were entitled to dividends at the rate of 10% of the stated value of the Series C preferred stock and a liquidation preference that was initially equal to the stated value of the Series C preferred stock plus accrued dividends but rose to 175% of the stated value of the Series C preferred stock plus accrued dividends after December 15, 2006. The “stated value” per share of Series C Preferred Stock was $0.65. The holders of Series C preferred stock also had redemption rights. On January 22, 2007, we redeemed approximately 2,873,492 shares of the Series C preferred stock for an aggregate of approximately $3,350,000. We recorded the liquidation preference on the shares redeemed as a preferred stock dividend of approximately $1,400,000. Also on January 22, 2007, we converted the remaining 1,741,889 shares of Series C preferred stock into 1,741,881 shares of common stock and fractional shares were converted into cash based on the market price of our common stock price on the date of the transaction. There are presently no shares of Series C preferred stock outstanding and we have filed a certificate of elimination removing the Series C preferred stock from our certificate of incorporation.

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

On December 6, 2006, we entered into a letter of intent to acquire Deltron, Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico. Deltron provides precision linear and switching power supplies and power supply systems for applications where power density and functionality are critical. The letter of intent contemplates that we will purchase the assets and certain selected liabilities of Deltron through our Technipower subsidiary for an undisclosed amount. The purchase price will be subject to increase or decrease based on changes in Deltron’s working capital between October 31, 2006 and the closing date. We will also assume Deltron’s trade payables and its accrued expenses as part of the transaction. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions including a due diligence investigation and the negotiation and execution of agreements with certain Deltron personnel. While no assurances can be given as to when the acquisition may close, we currently anticipate that it will close during the first half of 2007.

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

In December 2006 we signed a financing term sheet for a credit facility to be used exclusively for acquisitions. The term sheet contemplates a facility of up to $10 million on a standby basis secured by the acquired assets and guaranteed by Solomon. We intend to use the facility to strike more quickly at unique smaller acquisition opportunities that are consistent with our growth plans. The credit facility will have a one year term that will be renewable at the option of the lender. The standby credit facility will carry an interest rate of 13% per annum plus monitoring fees of 1% of the amounts outstanding under the credit facility and investment fees of 5% of the amounts outstanding under the facility. We will also pay a commitment fee of 2% of the full amount of the facility upon execution of definitive documents. The investment fees and the commitment fees will be payable in shares of our common stock. Any lending under the facility will be conditioned on the approval of the proposed acquisition by the lender’s investment committee and will be subject to the lender’s normal due diligence. The facility is subject to normal documentation requirements. While no assurance can be given as to when the facility will be put in place, we anticipate that the required documentation will be completed in the first half of 2007. The lender, JMC Venture Partners, LLC, is an affiliate of Michael D’Amelio, a director and executive officer of our company.

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

We borrowed $1,877,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006. These notes are secured by a lien on all of our tangible and intangible assets. On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the noteholders. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006 at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to certain of the noteholders as an inducement to each noteholder agreeing to extend the maturity date of the notes from March 15, 2006 to April 30, 2006. On May 3, 2006, we issued and sold an additional aggregate of 124,700 shares of common stock to certain of the noteholders as an inducement to such noteholders agreeing to extend the maturity date of their notes from April 30, 2006 to June 30, 2006. On June 5, 2006, we issued and sold an aggregate of 63,750 shares of common stock to the holders of certain of the promissory notes. These shares were issued as an inducement to each noteholder agreeing to purchase the notes. On August 11, 2006, we entered into an agreement dated as of June 30, 2006 with certain of our noteholders pursuant to which the maturity date of their notes was extended from June 30, 2006 to January 15, 2007. As an inducement to such noteholders agreeing to extend their notes, we issued to each of the noteholders 35,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by each holder.

In January 2007 we entered into an agreement dated as of December 31, 2006 with certain of our noteholders pursuant to which the maturity date of their notes was extended from January 15, 2007 to September 30, 2007. As an inducement to such noteholders agreeing to extend their notes, at the noteholder's option, we agreed to either (i) issue shares of common stock in an amount equal to 10,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by such noteholder or (ii) pay such noteholder an amount in cash equal to 5% of the principal amount of the notes, or fraction thereof, held by such noteholder in lieu of shares. In connection with this extension agreement, on March 8, 2007, we issued 79,009 shares of common stock to those noteholders who elected to receive shares as consideration for the extension agreement.

On July 28, 2006 we borrowed $125,000 from Jezebel Management Corporation and issued a promissory note in the principal amount of $125,000 to Jezebel. The note bore interest at a rate of 15% per annum and matured on August 28, 2006. As an incentive to purchase the note we issued 25,000 shares of common stock to Jezebel. This note is now past due and is accruing interest at the rate of 18% per annum. In January 2007 we paid the interest that had accrued though the date of payment. Jezebel is an affiliate of Michael D’Amelio, a director and executive officer of our company.

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

On January 10, 2006, we filed a complaint with the United States International Trade Commission (“ITC”) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology. On or about February 8, 2006, the ITC instituted an investigation based on our complaint. The ITC acts as an administrative investigative body to determine, among other things, whether or not goods imported into the United States infringe U.S. patents. If we are successful in our ITC action, Toyota could be prohibited from importing into the United States infringing combination motor and transmission systems and those products containing such systems, including the Toyota Prius and Highlander models. On September 19, 2006, we expanded this claim to include the Toyota Camry and Lexus hybrid models.

The ITC held a hearing on our complaint from October 30 through November 3, 2006. On February 13, 2007, the ITC Administrative Law Judge who conducted the hearing issued a final initial determination in favor of Toyota. In the order, the Administrative Law Judge determined that the hybrid transmission drive in the Toyota Prius and Highlander vehicles did not infringe Claim 7 in our U.S. Patent No. 5,067,932 and that we had not satisfied certain other legal requirements that would support an exclusion order against Toyota.

We have filed a petition with the ITC to review the final initial determination to the full ITC. We anticipate that the ITC will decide by April 30, 2007 whether to review the final initial determination. If the final determination by the ITC is adverse to us, we will be entitled to appeal the decision to the Court of Appeals for the Federal Circuit. Until the ITC case is completed, the patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed.

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

On January 22, 2007, we sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due March 18, 2008. We used approximately $3,350,000 of the net proceeds of the Debentures to redeem approximately 2,873,492 shares of our Series C preferred stock, approximately $768,250 of the net proceeds to pay down a promissory note and other obligations and retained approximately $1,128,000 of the net proceeds as working capital.

The Debentures are convertible at any time at the option of the holder into shares of our common stock at $2.00 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that we issue or grant in the future any rights to purchase any of our common stock, or other securities convertible into our common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Debentures will be decreased to equal such lower price. The conversion price adjustment will not apply to certain exempt issuances, including stock issuances to officers, directors and employees and in strategic transactions and up to an aggregate of $200,000 of common stock that may be issued in any six-month period.

Prior to maturity the Debentures will bear interest per annum at the higher of (i) 8% or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at our option, in shares of our common stock. Our ability to pay interest with shares of our common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in our common stock. All overdue and accrued interest will accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default under the Debentures and for so long as the event of default is continuing, the Debentures will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law.

Beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Debentures or May 18, 2007, and on the first day of each month thereafter, we will be required to redeem 1/10th of the face value of the Debentures in cash or, at our election, with shares of our common stock. Our ability to pay the redemption price in shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in our common stock. Any common stock delivered in satisfaction of an amortization payment will be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. Any unconverted Debentures will become due on March 18, 2008.

At any time after the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Debentures, we may redeem, subject to specified conditions and upon 12 trading days’ written notice, any or all of the outstanding Debentures for a redemption price of cash in the amount of 120% of the principal amount plus accrued and unpaid interest on the Debentures to be redeemed.

Our obligations under the Debentures are secured by a security interest in substantially all of our assets pursuant to a Security Agreement dated as of January 17, 2007 between us and the purchasers of the Debentures. We have agreed that in the event that we form any new subsidiaries and move assets to those subsidiaries, those subsidiaries will become guarantors of the Debentures.

As a part of the sale of the Debentures, we issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of our common stock at an exercise price of $2.00 per share. The warrant exercise price is subject to adjustment for stock splits, stock dividends, and the like. In the event that we issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price then in effect, the exercise price of the warrants with respect to shares of our common stock will be reduced to equal such lower price and the number of shares of our common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price for common stock will not apply to certain exempt issuances, including issuances to officers, directors and employees and in strategic transactions and up to an aggregate of $200,000 of common stock that may be issued in any six month period. All of the warrants will expire on January 18, 2012 unless sooner exercised.

In connection with the sale of the Debentures and warrants, we entered into a Registration Rights Agreement with the purchasers of the Debentures and warrants under which we are required, on or before February 16, 2007, to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the Debentures and warrants and to use our best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by May 17, 2007. We filed the registration statement on February 12, 2007. We will be subject to certain monetary penalties if the registration statement does not become effective on a timely basis.

We may have to seek additional capital through the sale of debt and/or equity securities in 2007 in order to fund our operating capital needs.

Results of Operations

The following discussion of the results of operations, financial condition and liquidity should be read in conjunction with our consolidated financial statements and notes thereto for the years ended December 31, 2006 and 2005 included in this annual report.

Comparison of the Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006 we generated revenues of $2,278,848 as compared with $68,717 for the year ended December 31, 2005. The increase in revenues was totally due to the addition of Technipower revenues commencing on August 17, 2006. Cost of products sold for the year ended December 31, 2006 was $1,674,064 generating a gross profit of $604,784 or 27% of revenues. Cost of products sold for the year ended December 31, 2005 was $81,429 generating a gross loss of $12,712, or (19)% of revenues. The increase in our margin was totally due to an increase in revenues contributed by our Power Electronics Division as a result of the Techipower acquisition. We believe gross profit will continue to improve as a result of an increase in sales from the Power Electronics Division.

Selling, general and administrative expenses were $5,579,760 for the year ended December 31, 2006 as compared with $2,923,470 for the year ended December 31, 2005, an increase of $2,656,290. The increase was largely the result of the inclusion of an officer/director deferred bonus plan of $1,750,000 for Mr. D’Amelio and Mr. Laskowski. Additionally, the Technipower acquisition increased selling, general and administrative expenses by $438,131 and the adoption of new SFAS 123(R) for recognition of stock option expense increased selling, general and administrative expenses by $200,767.

Research and development expenses for the year ended December 31, 2006, were $372,718 as compared with zero dollars for the year ended December 31, 2005. The increase was the result of the addition of Technipower acquisition on August 17, 2006, which contributed $362,718 through the end of December and $10,000 of expenses in the Motive Power Division. The research and development group in the Power Electronics Division (Technipower) focuses its efforts on product engineering updates and new product development.

Goodwill impairment expenses were $3,346,153 for the year ended December 31, 2006. This additional cost was the direct result of the application of our fourth quarter annual impairment test, specifically in reviewing our acquisition of Technipower.

We incurred interest expense of $1,912,727 for the year ended December 31, 2006 relating to our various financings. Interest expense incurred for the year ended December 31, 2005 was $3,656,854. Accretion and dividends for the Series A preferred stock were $3,603,041 in 2005. The decrease of $1,744,127 in interest expense was primarily due to the extinguishment of redeemable preferred stock carried as a liability (debt) through February 15, 2006.

The elements of interest expense for the year ending December 31, 2006 were as follows:

Accretion and dividends, Series A preferred stock	$698,080
Interest on notes payable	200,669
Interest on bank debt	35,624
Loan charges for note payable extensions and sales paid with common stock and warrants	978,354
Total interest expense December 31, 2006	$1,912,727

Total cash outlays for interests expense was $29,408 in 2006 and $0 in 2005.

Loss on extinguishment of debt was $5,635,030 for the year ended December 31, 2006 as compared to $39,924 for the year ended December 31, 2005. This increase was primarily due to a Redemption of Series A preferred stock that occurred on February 15, 2006.

We completed a recapitalization of our Series A preferred stock whereby each outstanding share and all accrued and unpaid dividends thereon were converted into five shares of common stock. At the time of the recapitalization, there were 3,071,474 shares of Series A preferred stock outstanding. These shares were converted into 15,357,370 shares of common stock. As a result, we reported a non-cash loss on the extinguishment of the Series A preferred stock of $5,616,801 in the first quarter of 2006 for the excess of the fair value of the common stock issued ($12.4 million) in excess of the carrying value of the Series A preferred stock.

Our net loss for the year ended December 31, 2006 was $16,262,514. We reported a net loss for the year ended December 31, 2005 of $6,632,960.

Our overall per-share loss for the year ended December 31, 2006 was $.60. Our overall per-share loss for the year ended December 31, 2005 was $1.00 per share.

Liquidity and Capital Resources

Our available cash balance at December 31, 2006 was $97,777 and was $1,101,056 at March 30, 2007. We borrowed $1,877,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006. These notes are secured by a lien on all of our tangible and intangible assets.

During the year ended December 31, 2006, we used net cash of $1,172,498 for operations. This consisted of a net loss of $16,262,514 offset by net non-cash charges of $14,560,206. Additionally, we had net cash flows from financing activities of $1,156,163 consisting primarily of proceeds from notes payable to related parties.

Our Technipower LLC subsidiary has a bank line of credit with borrowings as of December 31, 2006 of $750,000.

On November 22, 2005, we entered into an agreement with Oliver Street Finance LLC in which Oliver Street agreed to provide funding to us to prosecute our litigation against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Oliver Street agreed to pay all legal fees and out-of-pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., in connection with the litigation and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. Michael D’Amelio, a vice president and director of our company, is also affiliated with Oliver Street.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Revenue from service sales is recognized at the contractual rates as labor hours are delivered and direct expenses are incurred.

Allowances for Doubtful Accounts

We perform credit evaluations of our customers’ financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record our bad debt expenses as selling, general and administrative expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Inventory Valuation

We assess the value of our inventory on a quarterly basis and write-down those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Patents and Trademarks

Our patents and trademarks are stated at cost. The recoverability of patents and trademarks is re-evaluated each year based upon management’s expectations relating to the life of the technology and current competitive market conditions. We are amortizing these costs over the life of the respective patent or trademark.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” using the modified-prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation costs for awards granted after January 1, 2006 is based on the estimated fair value of the awards on their grant date and is generally recognized over the required service period.

Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

Financial Instruments

Financial instruments are initially recorded at their fair values at the time of issuance. Multiple financial instruments issued in a transaction are recorded at their relative fair values using Black Scholes and other valuation techniques. Those recorded as liabilities are remeasured at each reporting period with changes in fair value reported in operations. Financial instruments issued to settle obligations are valued at their fair value on the day of issuance. Differences between fair value and carrying value are recognized in operations.

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

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of The Exchange Act.

Our current executive officers, directors and director nominees, together with their ages and certain biographical information, are set forth below:

NAME	AGE	POSITION
Gary M. Laskowski	53	Director, Chairman of the Board and Vice President
Gary G. Brandt	48	Chief Executive Officer
Peter W. DeVecchis, Jr.	58	President
Samuel F. Occhipinti	60	Chief Financial Officer
Jonathan D. Betts	46	Director
Duane L. Crisco	46	Director
Michael D’Amelio	49	Director and Vice President
David J. Parcells	48	Director

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

Gary G. Brandt, Chief Executive Officer. Mr. Brandt became our Chief Executive Officer on February 5, 2007. Prior to joining us and since December 2005, he was Vice President of Corporate Development of Satcon Technology Corporation, a manufacturer of power electronics and control systems. From 2001 to March 2005, Mr. Brandt served as Chief Financial Officer of Hydrogenics Corporation, a hydrogen and PEM fuel cell technology company based in Toronto. From 2000 to 2001, Mr. Brandt was Chief Financial Officer of @Link Networks, Inc., a private data networking company. Prior to that, he was Vice President, Investor Relations for WorldCom, Inc., as well as for MFS Communications. Mr. Brandt received his Bachelor’s of Commerce (Honors) degree from Queen’s University in Kingston, Ontario, and his Masters of Business Administration degree from York University in Toronto. Mr. Brandt has served as a director of ePower Synergies, Inc., a privately held designer, developer and manager of transportation systems for sustainable eCommunities, since 2005. He also served as a director of Astris Energi Inc., a developer of alkaline fuel cells, from July 2005 to June 2006.

Peter W. DeVecchis, Jr., President. Mr. DeVecchis, who became our President in May 2004, is an accomplished manager with more than 25 years of experience in sales, marketing and new business development. Prior to joining us, he had served since December 2001 as Vice President, Sales and Marketing of 4uDoctor, Inc., a provider of web-based technology services to help healthcare practitioners reduce their costs of procuring operational supplies. From 1998 to 2001, he served as Vice President, Sales of Consumers Interstate Corp., a wholesale distributor of MRO products. From 1996 to 1998, he was Vice President Sales, Business Unit Director Pharmacy Groups, for Moore Medical Corp., a full line wholesale distributor of pharmaceutical and health-care products. From 1988 to 1996, Mr. DeVecchis was Vice President, Sales and Marketing for United Abrasives, Inc., a manufacturer of industrial abrasive products. From 1985 to 1988, he served as Vice President Sales and Marketing for Beaverite Products, Inc., a manufacturer of customized information packaging. From 1973 to 1985, he was Vice President Sales and Marketing for Canberra Industries, Inc., a nuclear electronics company. Mr. DeVecchis earned his MBA from University of New Haven and his BS in Business Management from Charter Oak College in Connecticut.

Samuel F. Occhipinti, Chief Financial Officer. Mr. Occhipinti became our Chief Financial Officer in May 2004. Since June 1998, Mr. Occhipinti has been Managing Director and President of Venture Partners Capital LLC, an NASD registered broker/dealer focused on corporate finance and merger and acquisition transactions. Since September 2005, he has also been the Chief Compliance Officer of First Dunbar Securities Corp., a financial services firm. From 1997 to June 1999, he was Vice President and Chief Operating Officer of Stone Cline Corporation, a manufacturer of textiles, and from 1993 to 1997 he was Executive Vice President and Chief Financial Officer of I 2 Technology Inc., a manufacturer of electronics components. From 1990 to 1993, Mr. Occhipinti was Vice President - Finance of AOI Systems Inc., a manufacturer of adaptive optics technologies. He earned his BS/BA in finance from Boston College.

Jonathan D. Betts, Director. Mr. Betts has been a director of our company since July 2004. He is a principal and founder of Venture Partners, a private investment bank founded in 1986. Mr. Betts previously served as a member of the consulting operation of Technology Transitions Incorporated, a venture capital firm, and as Regional Sales Manager for Medical Electronics Corporation, a critical care medical instrumentation manufacturer. Mr. Betts has a Bachelor’s Degree in Electrical Engineering from Boston University.

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

We have determined that Mr. Crisco and Mr. Parcells are independent. In determining which directors are independent, we use the definition set forth in NASDAQ Marketplace Rule 4200. We have two committees - an audit committee and a compensation committee. Our audit committee comprises Mr. Crisco, Mr. Parcells and Mr. Laskowski. Mr. Laskowski is not independent. Our compensation committee comprises Mr. Crisco and Mr. Parcells.

Audit Committee Financial Expert

On November 2, 2005, we formed an audit committee. The audit committee's primary duties and responsibilities are to: (a) serve as an independent and objective party to monitor our financial reporting process and internal control systems; (b) review and appraise the audit efforts of our independent auditors; and (c) provide an open avenue of communication among the independent auditors, financial and senior management and our board of directors. Mr. Crisco, Mr. Laskowski and Mr. Parcells serve as the members of our audit committee. Our board of directors has determined that Mr. Parcells qualifies as an audit committee financial expert as defined by the rules of the Securities and Exchange Commission. The committee held three meetings in 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and holders of more than 10% of our common stock (collectively “Reporting Persons”) to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that with respect to transactions that occurred during the fiscal year ended December 31, 2006, the following persons filed the following reports late:

Name	Late Forms	Late Transactions	Failures to File
Jonathan Betts	1 Form 4	4	—
Duane Crisco	2 Forms 4	2	—
Michael D’Amelio	1 Form 4	2	—
Peter W. DeVecchis, Jr.	1 Form 4	1	—
Samuel Occhipinti	1 Form 4	1	—
David Parcells	2 Forms 4	2	—
Steven B. Sands	1 Form 3, 1 Form 4	—	1 Form 4
Power Designs, Inc.	1 Form 3	—	—
Integrated Power Solutions	1 Form 3	—	—

Code of Ethics

On April 5, 2005, we adopted a code of ethics that applies to our all of our directors, officers and employees.

Item 10. Executive Compensation.

The following table shows compensation earned during fiscal 2006 by our President and our Vice Presidents.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Peter W. DeVecchis, Jr., President	2006	125,000		14,200	117,570(1)	256,770
Gary M. Laskowski, Vice President (2)	2006	150,000	875,000	0	0	1,025,000
Michael A. D’Amelio, Vice President (3)	2006	150,000	875,000	0	0	1,025,000

(1)	The assumptions used in this calculation can be found in Note 9 to the Consolidated Financial Statements for the year ended December 31, 2006 included in this Annual Report on Form 10-KSB.

(2)
Mr. Laskowski is entitled to be paid $12,500 per month for his services as vice president. Of this amount, $36,250 was paid in 2006 and the remainder was deferred. The bonus compensation earned in 2006 has also been deferred.

(3)	Mr. D’Amelio is entitled to be paid $12,500 per month for his services as vice president. These payments have been deferred. The bonus compensation earned in 2006 has also been deferred.

Compensation Arrangements

We have employment agreements with Gary G. Brandt, our Chief Executive Officer, and Peter W. DeVecchis, Jr., our President. Mr. Brandt joined our company on February 5, 2007.

Mr. Brandt receives a salary of $190,000 per year and is eligible to receive a bonus of $100,000 for the year ending December 31, 2007 if we achieve both (i) annualized sales of $25 million by the end of 2007, calculated by taking the cumulative monthly sales for the fourth quarter of 2007 and multiplying by 4, and (ii) breakeven annualized cash flow by the end of 2007, which shall be deemed achieved if the sum of our cash flows for the last two months of 2007 is zero or a positive number. He has received 110,000 shares of restricted common stock and options to purchase 750,000 shares of common stock. The restricted stock award was granted pursuant to our Amended and Restated 2003 Stock Option Plan; the options were granted outside the Plan.

Mr. Brandt, who resides in Canada, will be reimbursed for up to $20,000 in expenses incurred in relocating to the United States. He will also be reimbursed for any temporary living expenses of up to $2,500 per month incurred prior to relocating, but not beyond August 30, 2007. He will receive a monthly car allowance of $500 and will be entitled to 4 weeks of vacation per year.

We may terminate Mr. Brandt’s employment agreement at any time with or without cause, as defined in the agreement. If we terminate his employment without cause he will receive severance of 3 months’ salary initially, plus 1 month of salary for each month he is employed by us beyond the first 4 months of employment, up to a total of 12 months. He will receive 9 months of severance pay if he resigns for good reason, as defined in the agreement.

Mr. Brandt’s restricted stock will vest over 3 years in amounts equal to 50%, 30% and 20% of the total number of shares on the first, second and third anniversaries of his employment, respectively. If his employment is terminated without cause, 50% of the restricted shares will vest upon such termination if the termination occurs before his family relocates to the United States and all of the shares will vest upon such termination if it occurs after his family relocates to the United States. In the event of a change of control of our company, as defined in the agreement, or if Mr. Brandt dies after his first full year of employment, all of his unvested restricted shares will immediately become vested.

Mr. Brandt’s options are of two different types. Options for 500,000 shares (the “Initial Options”) will vest in three equal annual installments beginning on February 5, 2008. Options for 250,000 shares (the “Performance Options”) will vest only if the Performance Conditions are met. If Mr. Brandt’s employment is terminated without cause half of any Initial Options that would have vested by their terms within the next 12 months will vest upon termination. The Initial Options will vest in full upon a change of control of the Company or Mr. Brandt’s death occurring after the first full year of employment. The Performance Options will terminate in full in the event of a change of control of the Company or Mr. Brandt’s death, and will terminate as to any unvested options if he is terminated without cause. However, if Mr. Brandt’s employment is terminated without cause prior to completion of the audit of our financial statements for the year ending December 31, 2007, or if there is a change in control of the Company or Mr. Brandt dies after December 31, 2007 but before the completion of the audit, the Performance Options will remain in effect until the completion of the audit, when they will either vest if the Performance Conditions are met or expire if the Performance Conditions have not been met. All of Mr. Brandt’s options will be forfeited if his employment is terminated for cause.

Mr. Brandt also executed a Nondisclosure and Noncompete Agreement with us. The agreement provides that he will not compete with us during employment and for a period thereafter during which he receives severance pay, unless he is terminated for cause, in which case the noncompetition period is one year. The agreement also provides that he will always keep our trade secrets and other confidential information confidential.

Mr. DeVecchis receives an annual base salary of $137,500 and is eligible for a $75,000 bonus based on goals to be agreed by us and Mr. DeVecchis. Mr. DeVecchis is also entitled to receive the standard benefits available to all of our employees. He is also entitled to a restricted stock award of 20,000 shares of our common stock each year over five years. In the event that he is terminated for cause, all unearned shares are forfeited. Upon termination other than for cause, he will be entitled to one half of all of the remaining unearned shares.
We may terminate Mr. DeVecchis at any time. If we terminate him, his severance will be six months of his annual salary. If Mr. DeVecchis is terminated after the first five months of his employment as a result of a change in control of our company, his severance will be one year of his annual salary. If Mr. DeVecchis is terminated for cause, he will not be entitled to any severance.

Mr. DeVecchis also executed a Nondisclosure and Noncompete Agreement with us. The agreement provides that Mr. DeVecchis will not compete with us during employment and for six months thereafter and will always keep our trade secrets and other confidential information confidential.

During 2006, Mr. DeVecchis received two grants under our Amended and Restated 2003 Stock Option Plan. On September 14, 2006, Mr. DeVecchis was awarded a 5 year option to purchase 100,000 shares of our common stock at an exercise price of $2.09 per share. This option has a tandem stock appreciation right feature and vests in four equal quarterly installments beginning on December 14, 2006. On November 10, 2006, Mr. DeVecchis was awarded a 5 year option to purchase 100,000 shares of our common stock at an exercise price of $1.45 per share. This option has a tandem stock appreciation right feature and vests in four equal quarterly installments beginning on February 10, 2007.

In November 2005 we agreed to pay each of Messrs. Laskowski and D’Amelio (i) $12,500 per month, such amounts to be paid in cash if permitted by our cash flow or, if the board then so determines, in common stock of equal value on the date of payment, and (ii) cash equal to 10% of the increased market capitalization of Solomon Technologies over $1.8 million measured as of the average closing price of our common stock over the period beginning 30 days before and ending 30 days after December 31, 2006. This bonus formula would have resulted in a bonus of approximately $7,500,000 to each of Messrs. Laskowski and D’Amelio for 2006. On March 28, 2007, Messrs. Laskowski and D’Amelio agreed to accept $875,000 each in full payment of the bonus and to waive the balance of the bonus. The portion of the bonus not waived has been deferred and will be paid at a later date.

The compensation committee and Messrs. Laskowski and D’Amelio have also tentatively agreed that in the near future the two officers will resign as vice presidents and employees of our company and become consultants to our company. They will retain their positions as directors and Mr. Laskowski will continue as chairman of the board. In their capacities as consultants, they will help us identify acquisition targets, raise additional capital and increase the market value of our company. For their services they will each receive a consulting fee of $400,000 per year. They will also be eligible for a contingent bonus after three years of service equal to 10% of the average market value of our company over the 12 months ending March 31, 2010, less $20,000,000. If earned, the bonus will be split equally between Messrs. Laskowski and D’Amelio. These arrangements, which would have a term of three years, are subject to the negotiation and execution of definitive consulting agreements.

2003 Stock Option Plan

We adopted our 2003 Stock Option Plan in July 2003. We amended it in June 2004 to increase the number of shares of common stock reserved under the plan from 750,000 to 2,000,000. The plan provides for the grant of options intended to qualify as “incentive stock options,” options that are not intended to so qualify or “nonstatutory stock options” and stock appreciation rights. We amended and restated the plan in August 2006 to add free-standing stock appreciation rights, restricted stock awards (including both restricted stock and restricted stock units) and performance-based awards to the types of awards that may be granted under the plan. The total number of shares of common stock reserved for issuance under the plan is 2,000,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of “reload options” described below.

The plan is presently administered by our compensation committee, which selects the eligible persons to whom awards shall be granted, determines the number of shares of common stock subject to each award, the exercise price therefor and the periods during which awards are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each award granted under the plan is evidenced by a written agreement between us and the participant.

Awards may be granted to our employees (including officers) and directors and certain of our consultants and advisors.

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which must have an exercise price of not less than 110% of the fair market value of the common stock on the date of grant. The exercise price for nonstatutory stock options shall not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted under the plan have a maximum term of 10 years, except for options granted to 10% stockholders, which are subject to a maximum term of 5 years. The term of nonstatutory stock options is determined by the committee. Options granted under the plan are not transferable except by will and the laws of descent and distribution.

The committee may grant options with a reload feature. Optionees granted a reload feature shall receive, contemporaneously with the payment of the option price in common stock, a right to purchase that number of shares of common stock equal to the sum of the number of shares of common stock used to exercise the option, and, with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of such nonstatutory stock option.

The plan also allows the committee to award to an optionee for each share of common stock covered by an option, a related alternate stock appreciation right, permitting the optionee to be paid the appreciation on the option in lieu of exercising the option. The amount of payment to which an optionee shall be entitled upon the exercise of each stock appreciation right shall be the amount, if any, by which the fair market value of a share of common stock on the exercise date exceeds the exercise price per share of the option. The committee may also grant free-standing stock appreciation rights, restricted stock awards (including both restricted stock and restricted stock units) and performance-based awards. Under the terms of a restricted stock award, common stock may, generally, though not necessarily, be issued at the time of grant (subject to vesting provisions established by the committee). Awards of restricted stock units, on the other hand, are awards in which shares of common stock or cash in lieu thereof may be issued in the future once the awards vest.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Peter W. DeVecchis, Jr.	25,000 (1)	75,000 (1)	0	$2.09	9/13/11	60,000	$124,800
		100,000(2)	0	$1.45	11/9/11
Gary M. Laskowski	25,000	0	0	$0.55	7/21/14

Michael A. D’Amelio	25,000	0	0	$0.55	7/21/14

(1)	This award vests in four equal quarterly installments beginning on December 14, 2006.

(2)	This award vests in four equal quarterly installments beginning on February 10, 2007.

Director Compensation

The following table shows compensation earned during fiscal 2006 by our directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jonathan Betts	$0	$78,000(1)	0.00(2)

Duane Crisco	$10,000(3)	$132,000(4)	0.00	$142,000

Michael A. D’Amelio	$0	$78,000(1)	0.00(2)

Gary M. Laskowski	$0	$78,000(1)	0.00(2)	$88,000

David Parcells	$10,000(3)	$132,000(4)	0.00	$142,000

(1)	Represents an award of 150,000 shares of common stock.

(2)	At December 31, 2006, each of Messrs Betts, D’Amelio and Laskowski held options for 25,000 shares of common stock.

(3)	Each member of our audit committee who is a non-employee director is entitled to $10,000 per year for service on the committee. This amount was deferred in 2006 but paid in 2007.

(4)	Represents two awards of 150,000 shares of common stock each.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding each person known by us to be the beneficial owner of more than 5% of our common stock, excluding persons who are our executive officers or directors, as of March 27, 2007.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF COMMON STOCK
Pinetree (Barbados) Inc. c/o Ward Patel & Co., The Gables Haggat Hall St. Michael, Barbados	5,421,522	15.0%
Integrated Power Systems LLC 41 Cranbury Road Norwalk, CT 06851	2,612,637	7.3%
Power Designs, Inc. c/o Steve Hazard Pepe & Hazard LLP 225 Franklin Street Boston, MA 02110	2,612,637	7.3%
Jezebel Management Corporation (1) 1201 Hayes Avenue Tallahassee, FL 32301	1,976,633	5.5%

(1)	Jezebel Management Corporation is wholly-owned by Michael D’Amelio.

Security Ownership of Management

The following table sets forth information regarding the beneficial ownership by our executive officers and directors of our common stock as of March 27, 2007. The information in this table provides the ownership information for:

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

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF COMMON STOCK
Gary M. Laskowski Chairman of the Board and Vice President	1,288,890(1)	3.6%
Gary G. Brandt Chief Executive Officer	160,000	*
Peter W. DeVecchis President	130,000(2)	*
Samuel F. Occhipinti Chief Financial Officer	75,000(3)	*
Jonathan D. Betts Director	1,415,195(4)	3.9%
Duane L. Crisco Director	220,000	*
Michael D’Amelio Vice President and Director	2,680,038(5)	7.4%
David J. Parcells Director	200,000	*
All Executive Officers and Directors as a Group (8 persons) (6)	6,169,123	17.0%

*	Less than one percent.

(1)
Includes 842,196 shares of common stock owned by Woodlaken LLC. Mr. Laskowski and Jonathan Betts, the managers of Woodlaken, possess voting and dispositive power for the securities held by Woodlaken. Mr. Laskowski disclaims beneficial ownership of the securities owned by Woodlaken except to the extent of his pecuniary interest therein. Also includes 158,082 shares of common stock owned by Bril Profit Sharing Plan & Trust, of which Mr. Laskowski is one of several participants. Mr. Laskowski disclaims beneficial ownership of the securities owned by Bril Profit Sharing Plan & Trust, except to the extent of his pecuniary interest herein. Also includes 25,000 shares of common stock issuable upon exercise of options granted to Mr. Laskowski at an exercise price of $0.55 per share that expire in July 2014. Also includes 70,000 shares of common stock owned by Mr. Laskowski’s wife.

(2)
Includes 25,000 shares of common stock issuable upon exercise of options granted to Mr. DeVecchis at an exercise price of $2.09 per share that expire in September 2011 and 25,000 shares of common stock issuable upon exercise of options granted to Mr. DeVecchis at an exercise price of $1.45 per share that expire in November 2011. Excludes 150,000 shares of common stock issuable upon exercise of options that are not currently exercisable. Also excludes up to 60,000 shares of common stock to which Mr. DeVecchis may be entitled pursuant to a restricted stock award of 20,000 shares of our common stock to be granted each year over the next three years on May 31 of each year.

(3)
Includes 25,000 shares of common stock issuable upon exercise of options granted to Mr. Occhipinti at an exercise price of $1.45 per share that expire in November 2011. Excludes 75,000 shares of common stock issuable upon exercise of options that are not currently exercisable.

(4)
Includes 842,196 shares of common stock owned by Woodlaken LLC. Mr. Betts and Gary Laskowski, the managers of Woodlaken, possess voting and dispositive power for the securities held by Woodlaken. Mr. Betts disclaims beneficial ownership of the securities owned by Woodlaken except to the extent of his pecuniary interest therein. Also includes 47,697 shares of common stock owned by International Capital Partners LLC. Mr. Betts is the managing member of International Capital Partners LLC. Mr. Betts disclaims beneficial ownership of the securities owned by International Capital Partners LLC except to the extent of his pecuniary interest therein. Also includes 158,082 shares of common stock owned by Bril Profit Sharing Plan & Trust, of which Mr. Betts is one of several participants. Mr. Betts disclaims beneficial ownership of the securities owned by Bril Profit Sharing Plan & Trust, except to the extent of his pecuniary interest therein. Also includes 25,000 shares of common stock issuable upon exercise of options granted to Mr. Betts at an exercise price of $0.55 per share that expire in July 2014. Also includes 307,500 shares of common stock owned by Mr. Betts’ wife and 12,971 shares owned by Mr. Betts’ minor daughter.

(5)
Includes 288,256 shares of common stock owned by JMC Venture Partners. Mr. D’Amelio is a partner in JMC. Also includes 1,976,633 shares of common stock owned by Jezebel Management Corporation, an entity wholly-owned by Mr. D’Amelio. Also includes 25,000 shares of common stock issuable upon exercise of options granted to Mr. D’Amelio at an exercise price of $0.55 per share that expire in July 2014.

(6)	Includes 150,000 shares of common stock issuable upon exercise of options.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2006, with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	870,335	$1.39	1,128,655
Equity compensation plans not approved by security holders	750,000	$2.80	0
Total	1,620,335	$2.04	1,129,655

Item 12. Certain Relationships and Related Transactions.

Operating Agreements

Homewood Agreement

Homewood Products Corporation has been manufacturing our electric motors since 1996. Barry DeGroot, a former director and a former member of our board’s audit and compensation committees, is the president of Homewood. In August 2003, we negotiated an agreement with Homewood that provided for Homewood to continue to manufacture our motors. The agreement, which expired on December 31, 2004, required that we purchase at least 100 electric motors during 2004. As we purchased only 25 electric motors in 2004, we were obligated to pay Homewood on or before January 1, 2005 an amount equal to the average purchase price for all motors actually purchased by us multiplied by the motors not purchased by us up to 100, or an aggregate of $466,200 for the 75 motors we did not purchase. We did not pay this amount to Homewood. We paid Homewood a total of $268,835 under the agreement.

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

On January 1, 2006, we issued 150,000 shares of common stock each to directors Duane Crisco and David Parcells in partial consideration for their past contributions to our company and to encourage their continued service. On March 28, 2006, we issued 25,000 shares of common stock to Sam Occhipinti in partial consideration for his past contributions to our company and to encourage his continued service.

Conversion of Series A Preferred Stock and Exchange of Warrants

Overview

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

Woodlaken LLC

Woodlaken LLC, a Connecticut limited liability company, held 150,000 shares of Series A preferred stock and warrants to purchase 300,000 shares of common stock. On February 15, 2006, in connection with the recapitalization of our Series A preferred stock and exchange of certain warrants, Woodlaken’s shares of Series A preferred stock were converted into 750,000 shares of common stock and Woodlaken exchanged its warrants for 150,000 shares of common stock. The managers of Woodlaken are Gary M. Laskowski, the chairman of our board of directors and a vice president, and Jonathan D. Betts, one of our directors.

Pinetree (Barbados) Inc.

On December 16, 2005, Pinetree (Barbados), Inc., listed above under “Ownership of Our Securities” exchanged warrants to purchase 50,000 shares of common stock for 25,000 shares of common stock. On February 15, 2006, in connection with the recapitalization of our Series A preferred stock and exchange of certain warrants, Pinetree converted 1,171,474 shares of Series A preferred stock into 5,857,370 shares of common stock and exchanged warrants to purchase 1,721,474 shares of common stock for 860,737 shares of common stock.

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

Debt Issuances

Beginning on March 7, 2005, we issued a series of promissory notes to Woodlaken LLC, Jezebel Management Corporation (“Jezebel”), Pinetree (Barbados) Inc. and several other lenders pursuant to which we borrowed an aggregate of $1,712,085. Jezebel is an affiliate of Michael D’Amelio, a director and executive officer of our company. The notes bear interest at a rate of 12% per annum. To secure the notes, we entered into a Security Agreement with the noteholders, dated March 7, 2005 and amended on March 16, 2005, pursuant to which we granted a first priority security interest in all of our tangible and intangible assets. On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the noteholders. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006 at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to the noteholders to induce the noteholders to extend the promissory notes. On May 3, 2006, we entered into an agreement dated as of April 28, 2006 to amend the promissory notes to extend the maturity date of the notes from April 30, 2006 to June 30, 2006. Pursuant to the agreement, to induce the noteholders to extend the notes, we issued to each noteholder 10,000 shares of common stock for each $100,000 in principal amount of notes held by the noteholder. On June 5, 2006, we issued an aggregate of 63,750 shares of common stock to the holders of certain of the promissory notes. These shares were issued to induce the noteholders to purchase additional notes.

On August 11, 2006, we entered into an agreement dated as of June 30, 2006 with certain of the noteholders pursuant to which the maturity date of their notes was extended from June 30, 2006 to January 15, 2007. As an inducement to such noteholders agreeing to extend their notes, we isssued to each of the noteholders 35,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by each holder.

In October 2006, we agreed to issue an aggregate of 19,375 shares of common stock to the holders of certain of the promissory notes to induce the noteholders to purchase additional notes. We issued these shares on February 5, 2007.

In January 2007 we entered into an agreement dated as of December 31, 2006 with certain of the noteholders, pursuant to which the maturity date of their notes was extended from January 15, 2007 to September 30, 2007. To induce such noteholders to extend their notes, at the noteholder's option, we agreed to either (i) issue shares of common stock in an amount equal to 10,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by such noteholder or (ii) pay such noteholder an amount in cash equal to 5% of the principal amount of the notes, or fraction thereof, held by such noteholder. On March 8, 2007, we issued 79,009 shares of common stock to those noteholders who elected to receive shares.

Our board of directors has authorized us to borrow up to an additional $287,915 from the current noteholders and others on the same terms as the notes issued to the noteholders.

On July 28, 2006 we borrowed $125,000 from Jezebel and issued a promissory note in the principal amount of $125,000 to Jezebel. The new note bore interest at a rate of 15% per annum and matured on August 28, 2006. As an incentive to purchase the note we issued 25,000 shares of common stock to Jezebel. This note is now past due and is accruing interest at the rate of 18% per annum. In January 2007 we paid the interest that had accrued though the date of payment.

Technipower LLC

On August 17, 2006, we entered into a Securities Purchase Agreement with Integrated Power Systems LLC, Power Designs Inc., The Vantage Partners LLC, certain other persons and Technipower LLC and simultaneously closed on the acquisition of all of the outstanding membership units and warrants to purchase membership units of Technipower. We purchased Technipower for $3.0 million in newly designated Series C convertible redeemable preferred stock (4,615,381 shares), common stock valued at $2.9 million (4,461,538 shares) and the assumption of certain liabilities totaling approximately $850,000, including approximately $700,000 outstanding under Technipower’s $1.5 million revolving credit facility. Twenty-five percent of the common stock was deposited in escrow to support the sellers’ indemnity obligations under the Purchase Agreement. The escrowed shares will also fund any required working capital adjustment in favor of us. The share amounts were calculated using an agreed $.65 per share price, which was based on the average of the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. We must issue additional shares to the sellers at the one year anniversary of the closing if the 30-day average trading price at that time is more than 5% less than $.65 per share. At our option, we may instead pay the adjustment in cash.

We entered into a Registration Rights Agreement with the sellers, dated as of August 17, 2006, pursuant to which we agreed to file, on or before November 1, 2006, a registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issued in connection with the closing of the Technipower acquisition and the shares of common stock underlying the Series C preferred stock issued to in connection with the closing of the Technipower acquisition.

On January 22, 2007, we redeemed 2,873,491 shares of the Series C preferred stock and converted the remaining shares of Series C preferred stock into 1,741,881 shares of common stock. There are presently no shares of Series C preferred stock outstanding.

Three of our directors, Gary Laskowski, Jonathan Betts and Michael D’Amelio, held ownership interests in Technipower at the time of the acquisition. An independent committee of our board of directors negotiated the documentation of the acquisition and recommended its approval by the full board of directors.

Oliver Street Finance LLC

On November 18, 2005, we entered into an agreement with Oliver Street Finance LLC pursuant to which Oliver Street agreed to provide funding to us to prosecute our patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Under the terms of the agreement, Oliver Street will pay all legal fees and out-of pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., in connection with the litigation against Toyota and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. Michael D’Amelio, a vice president and director of our company, is also affiliated with Oliver Street.

Bril Corporation

Bril Corporation, a consulting firm of which Gary M. Laskowski and Jonathan Betts are principals, provides bookkeeping services to us for a fee of $60,000 per year.

Item 13. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Solomon Technologies, Inc., a Maryland corporation and Solomon Technologies, Inc., a Delaware corporation dated June 19, 2003 (1)

2.2	Agreement and Plan of Merger and Reorganization by and between Solomon Technologies, Inc., TCI Acquisition Corporation and Town Creek Industries, Inc., dated September 16, 2001 (1)

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (5)

3.3	Amended Certificate of Designation of Rights Privileges and Preferences of Series A Preferred Stock (5)

3.4	Amendment to Certificate of Incorporation dated July 26, 2004 (6)

3.5	Amendment to Amended Certificate of Designation of Rights Privileges and Preferences of Series A Preferred Stock (7)

3.6	Certificate of Designation of Rights Privileges and Preferences of Series B Preferred Stock (25)

3.7	Amendment to Certificate of Incorporation dated February 2, 2006 (25)

3.8	Certificate of Elimination of Series A and Series B Preferred Stock (17)

3.9	Certificate of Designation of Rights Privileges and Preferences of Series C Preferred Stock (20)

3.10	Certificate of Elimination of Series C Preferred Stock (25)

4.1	Specimen Common Stock Certificate (3)

10.1	Amended and Restated 2003 Stock Option Plan (21)

10.2	Employment Agreement by and between Solomon Technologies, Inc. and Peter DeVecchis (8)

10.3	Dealership Agreement with Nautique Propulsion Systems (9)

10.4	Senior Secured Promissory Note issued to Woodlaken, LLC dated March 7, 2005 (10)

10.5	Security Agreement by and among Solomon Technologies, Inc., Woodlaken, LLC and Jezebel Management Corporation dated March 7, 2005, as amended as of March 16, 2005 (10)

10.6	Senior Secured Promissory Note issued to Jezebel Management Corporation dated March 16, 2005(10)

10.7	Senior Secured Promissory Note issued to Pinetree (Barbados) Inc. dated April 1, 2005 (11)

10.8	Senior Secured Promissory Note issued to Woodlaken, LLC dated April 1, 2005 (11)

10.9	Joinder Agreement by and between Solomon Technologies, Inc. and Pinetree (Barbados) Inc. dated April 1, 2005 (11)

10.10	Agreement by and among Solomon Technologies, Inc., Woodlaken, LLC, Jezebel Management Corporation and Pinetree (Barbados) Inc. dated April 5, 2005 (11)

10.11	Senior Secured Promissory Note issued to Jezebel Management Corporation dated April 18, 2005(11)

10.12	Senior Secured Promissory Note issued to Coady Family LLC dated May 25, 2005 (12)

10.13	Joinder Agreement by and between Solomon Technologies, Inc. and Coady Family LLC dated May 25, 2005 (12)

10.14	Note Extension Agreement dated July 14, 2005, among Solomon Technologies, Inc., Woodlaken, LLC, Jezebel Management Corporation, Pinetree (Barbados) Inc. and Coady Family LLC (12)

10.15	Senior Secured Promissory Note issued to Jezebel Management Corporation dated July 8, 2005 (12)

10.16	Note Extension Agreement dated August 14, 2005, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (13)

10.17	Senior Secured Promissory Note issued to Jezebel Management Corporation dated August 16, 2005 (13)

10.18	Note Extension Agreement dated September 15, 2005, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (13)

10.19	Senior Secured Promissory Note issued to Jezebel Management Corporation dated September 15, 2005 (13)

10.20	Note Extension Agreement dated October 26, 2005, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados) Inc. and Coady Family LLC (13)

10.21	Note Extension Agreement dated November 17, 2005, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados) Inc. and Coady Family LLC (14)

10.22	Senior Secured Promissory Note issued to Jezebel Management Corporation dated November 18, 2005 (14)

10.23	Senior Secured Promissory Note issued to Pinetree (Barbados) Inc. dated November 18, 2005 (14)

10.24	Agreement dated November 22, 2005 between Solomon Technologies, Inc. and Oliver Street Funding LLC (15)

10.25	Note Extension Agreement dated March 15, 2006, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc. and Coady Family LLC (18)

10.26	Senior Secured Promissory Note issued to F. Jay Leonard dated March 20, 2006(16)

10.27	Joinder Agreement by and between Solomon Technologies, Inc. and F. Jay Leonard dated March20, 2006(16)

10.28	Senior Secured Promissory Note issued to Woodlaken LLC dated March 31, 2006 (16)

10.29	Senior Secured Promissory Note issued to Peter and Barbara Carpenter dated April 7, 2006 (18)

10.30	Joinder Agreement by and between Solomon Technologies, Inc. and Peter and Barbara Carpenter dated April 7, 2006 (18)

10.31	Senior Secured Promissory Note issued to Pascal Partners, LLC dated April 10, 2006 (18)

10.32	Joinder Agreement by and between Solomon Technologies, Inc. and Pascal Partners, LLC dated April 10, 2006 (18)

10.33
Note Extension Agreement dated as of April 28, 2006, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados) Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter and Pascal Partners, LLC (18)

10.34	Senior Secured Promissory Note issued to Coady Family LLC dated May 23, 2006 (19)

10.35	Senior Secured Promissory Note issued to Steven Kilponen dated June 13, 2006 (19)

10.36	Joinder Agreement by and between Solomon Technologies, Inc. and Steven Kilponen dated June13, 2006 (19)

10.37	Note Extension Agreement dated as of June 30, 2006, among Solomon Technologies, Inc.,

Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados) Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter, Pascal Partners, LLC and Steven Kilponen (19)

10.38	Senior Secured Promissory Note issued to Millennium Trust Co. LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013 (19)

10.39	Joinder Agreement by and between Solomon Technologies, Inc. and Millennium Trust Co. LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013 dated July 3, 2006 (19)

10.40	Promissory Note issued to Jezebel Management Corporation dated July 28, 2006 (19)

10.41
Agreement dated as of September 30, 2006, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados) Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter, Pascal Partners, LLC, Steven Kilponen and Millennium Trust Co. LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013 (21)

10.42
Securities Purchase Agreement dated as of August 17, 2006, by and among Solomon Technologies, Inc., Integrated Power Systems LLC, Power Designs Inc., The Vantage Partners LLC, Anthony F. Intino, II, Allison E. Bertorelli, and Mariano Moran, the holders of Warrants listed on the signature pages thereto and Technipower LLC (21)

10.43	Registration Rights Agreement dated as of August 17, 2006 (21)

10.44	Escrow Agreement dated as of August 17, 2006 (21)

10.45	Lease Agreement by and between Commerce Park Realty LLC and Power Designs, Inc., as assigned to Technipower LLC (21)

10.46	Loan and Security Agreement dated May 3, 2006 between Technipower LLC and Citizens Bank of Massachusetts, as amended (21)

10.47	Securities Purchase Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (23)

10.48	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (19)

10.49	Registration Rights Agreement, dated as of January 17, 2007, among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (23)

10.50	Form of Common Stock Warrant (23)

10.51	Security Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (24)

10.52	Form of Subsidiary Guarantee (23)

10.53	Forms of Lock-Up Agreement (23)

10.54	Redemption and Conversion Agreement dated as of January 17, 2007 by and among Solomon Technologies, Inc. and the holders of Series C preferred stock (24)

10.55	Escrow Agreement dated as of January 17, 2007 by Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto and Davis & Gilbert LLP (23)

10.56
Agreement dated as of December 31, 2006, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter, Pascal Partners, LLC, Steven Kilponen and Millennium Trust Co. LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013. (24)

10.57	Employment Agreement, dated as of January 27, 2007, by and between Solomon Technologies, Inc. and Gary B. Brandt (25)

14.1	Code of Ethics*

21.1	Subsidiaries of Solomon Technologies, Inc. (21)

23	Consent of UHY LLP, Independent Registered Public Accounting Firm*

31.1	Section 302 Certification - Chief Executive Officer*

31.2	Section 302 Certification - Chief Financial Officer*

32.1	Section 906 Certification - Chief Executive Officer*

32.2	Section 906 Certification - Chief Financial Officer*

99.1	Risk Factors

* Filed herewith.
(1)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-108977, filed on September 19, 2003.

(2)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-108977, filed on November 12, 2003.

(3)	Incorporated by reference from Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-108977, filed on December 19, 2003.

(4)	Incorporated by reference from Annual Report on Form 10-KSB filed on April 14, 2004.

(5)	Incorporated by reference from Current Report on Form 8-K filed on May 14, 2004.

(6)	Incorporated by reference from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2004.

(7)	Incorporated by reference from Current Report on Form 8-K filed on November 9, 2004.

(8)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-10877, filed on June 30, 2004.

(9)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-121723, filed on December 29, 2004.

(10)	Incorporated by reference from the Annual Report on Form 10-KSB filed on March 31, 2005.

(11)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on May 16, 2005.

(12)	Incorporated by reference from the Registration Statement on Form SB-2, SEC File No. 333-125727.

(13)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 14, 2005.

(14)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-131386, filed on January 30, 2006.

(15)	Incorporated by reference from the Current Report on Form 8-K filed on November 23, 2005.

(16)	Incorporated by reference from the Annual Report on Form 10-KSB filed on March 31, 2006.

(17)	Incorporated by reference from the Annual Report on Form 8-K filed on April 10, 2006.

(18)
Incorporated by reference from Pre-Effective Amendment No. 1 to the Registration on Form SB-2,, File No. 333-13186 filed on May 10, 2006. (19) Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 14, 2006

(20)	Incorporated by reference from the Current Report on Form 8-K filed on August 17, 2006.

(21)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-138240, filed on October 27, 2006.

(22)	Incorporated by reference from the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-138240, filed on January 10, 2007.

(23)	Incorporated by reference from the Current Report on Form 8-K filed on January 18, 2007.

(24)	Incorporated by reference from the Current Report on Form 8-K filed on February 5, 2007.

(25)	Incorporated by reference from the Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-138240, filed on February 12, 2007.

Item 14. Principal Accountant Fees and Services.

	2006	2005
Audit Fees (1)	$203,215	$61,200
Audit-Related Fees (2)	20,100	0
Tax Fees	0	0
All Other Fees	0	0
Total	$223,315	$61,200

(1)
Represents the aggregate fees billed for professional services rendered by our principal accountant for the audits of our annual financial statements for the years ended December 31, 2006, and 2005 and the reviews of financial statements included in our quarterly reports on Form 10-QSB for those years or for services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those periods. These aggregate charges include $113,373 for acquisition audit activity and other filings not related to annual audit and quarterly reporting.

(2)	Represents the aggregate fees billed for professional services rendered by our principal accountant for due diligence services related to business acquisitions.

The firm of UHY LLP ("UHY") acts as our principal independent registered public accounting firm. Through March 31, 2007, UHY had a continuing relationship with UHY Advisors, Inc. ("Advisors") whereby it leased staff who were full time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. There were no non-audit services provided to the Company in 2006 and 2005. UHY has only a few full time employees. Therefore, few, if any, of the audit services performed were provided by permanent full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services, the engagement is approved by our audit committee. Our audit committee approved all of the fees referred to in the sections entitled “Audit Fees” and “Audit-Related Fees”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLOMON TECHNOLOGIES, INC.

By:	/s/ Gary G. Brandt
Name: Gary G. Brandt Title: Chief Executive Officer Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Gary G. Brandt	Chief Executive Officer	March 30, 2007
Gary G. Brandt	(Principal Executive Officer)

/s/ Samuel F. Occhipinti	Chief Financial Officer (Principal	March 30, 2007
Samuel F. Occhipinti	Financial and Accounting Officer)

/s/ Jonathan Betts	Director	March 30, 2007
Jonathan Betts

/s/ Duane Crisco	Director	April 2, 2007
Duane Crisco

/s/ Michael D’Amelio	Director and Vice President	March 28, 2007
Michael D’Amelio

/s/ David Parcells	Director	March 30, 2007
David Parcells

/s/ Gary M. Laskowski	Director and Vice President	March 30, 2007
Gary M. Laskowski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Solomon Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Solomon Technologies, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency in assets), and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solomon Technologies, Inc. as of December 31, 2006, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has incurred significant recurring operating losses and used cash in its operating activities. In 2006, the Company had a net loss of $16,262,514 and used cash of $1,172,498 in operating activities. As of December 31, 2006, the Company has a working capital deficiency of $4,026,010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (Revised 2004), Share-Based Payment.

/s/UHY LLP

Hartford, Connecticut
April 2, 2007

Solomon Technologies, Inc.
Consolidated Balance Sheet
December 31, 2006

Assets
Current assets
Cash	$97,777
Accounts receivable, less allowance of $2,200	876,441
Inventories	1,429,249
Due from related parties	75,315
Deferred debt costs	387,486
Prepaid expenses and other current assets	22,776
2,889,044

Noncurrent assets
Property and equipment, less accumulated depreciation of $64,805	105,202
Goodwill	2,873,576
Intangible assets, less accumulated amortization of $628,712	1,922,450
4,901,228

$7,790,272

Liabilities and Stockholders' Equity
Current liabilities
Revolving note payable to bank	$750,000
Accounts payable, including $404,662 to related parties	1,236,137
Accrued compensation	2,071,146
Other accrued expenses	438,829
Capital lease obligations	10,707
Notes payable	531,150
Notes payable to related parties	1,877,085
6,915,054

Stockholders' Equity
Preferred stock, par value $0.001 per share;
authorized 20,000,000 shares; 4,700,000 shares
designated as series C convertible preferred stock;
4,615,381 issued and outstanding (liquidation value $5,361,164)	3,111,164
Common stock, par value $0.001 per
share; authorized 100,000,000 shares;
33,789,827 issued and outstanding	33,789
Additional paid-in capital	36,522,146
Accumulated deficit	(38,791,881)
875,218

$7,790,272

See accompanying notes.

Solomon Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005

Net sales	$2,278,848	$68,717

Cost of goods sold	1,674,064	81,429

Gross profit (loss)	604,784	(12,712)

Operating expenses:
Selling, general and administrative	5,579,760	2,923,470
Research and development	372,718	-
Goodwill impairment	3,346,153	-
	9,298,631	2,923,470

Operating loss	(8,693,847)	(2,936,182)

Other expenses
Interest expense	(1,912,727)	(3,656,854)
Other expenses	(20,910)	-
Loss on extinguishment of redeemable
preferred stock and other debt	(5,635,030)	(39,924)
	(7,568,667)	(3,696,778)

Net loss	(16,262,514)	(6,632,960)

Preferred stock dividends	(171,164)	-
Loss applicable to common
stockholders	$(16,433,678)	$(6,632,960)

Basic and diluted net loss per
common share	$(0.60)	$(1.00)

Weighted average common shares
outstanding - basic and diluted	27,342,337	6,624,074

See accompanying notes.

Solomon Technologies, Inc.
Consolidated Statements of Stockholders' Equity (Deficiency in Assets)

	Series B		Series C
	Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2005	-	$-	-	$-	4,912,856	$4,913	$12,732,830	$(15,725,243)	$(2,987,500)

Shares issued to extinguish Redeemable Series A Preferred Stock					50,000	50	82,450		82,500
Shares issued for fair value of goods and services previously rendered	518,016	518,016							518,016
Shares issued to former employees					1,105,000	1,105	727,695		728,800
Shares issued to settle litigation					105,000	105	67,095		67,200
Shares issued to settle accounts payable					35,441	35	43,454		43,489
Shares issued to redeem Series B Convertible Preferred Stock	(398,016)	(398,016)			1,168,000	1,168	396,848		-
Shares issued at fair value for services received					652,754	653	446,861		447,514
Cashless exchange of warrants for shares					413,544	414	(414)		-
Compensation payable in common stock to directors							104,700		104,700
Compensation paid in common stock					20,000	20	37,980		38,000
Expenses paid by principal shareholder on behalf of the Company							236,620		236,620
Other					24,735	24	(24)		-
Net loss								(6,632,960)	(6,632,960)
Balance at December 31, 2005	120,000	120,000	-	-	8,487,330	8,487	14,876,095	(22,358,203)	(7,353,621)

Issuance of Redeemable Series C Preferred Stock
in connection with acquisition of Technipower			4,615,381	3,000,000					3,000,000
Issuance of common stock in connection with
acquisition of Technipower					4,461,537	4,462	6,241,538		6,246,000
Shares issued to extinguish Redeemable Series A
Preferred Stock					15,357,370	15,357	12,424,113		12,439,470
Shares issued to redeem Series B Convertible
Preferred Stock	(120,000)	(120,000)			175,439	175	179,825	(60,000)	-
Shares and warrants issued at fair value for
fees and services					255,000	255	234,745		235,000
Exchange of warrants for shares					2,698,237	2,698	(2,698)		-
Cashless exercise of warrants					79,330	79	208,428		208,507
Shares issued to extinguish debt					266,844	267	177,033		177,300
Shares and warrants issued in connection with sale of notes payable					142,500	143	409,308		409,451
Shares issued to extend maturity dates of notes payable					816,240	816	969,822		970,638
Stock option grants							200,767		200,767
Payment related to Rule 16B							184,271		184,271
Shares issued for directors' fees					1,050,000	1,050	388,950		390,000
Expenses paid on Company's behalf							129,949		129,949
Reclassification of common stock warrants to liabilities							(100,000)		(100,000)
Preferred stock dividends				111,164				(111,164)	-
Net loss								(16,262,514)	(16,262,514)
Balance at December 31, 2006	-	$-	4,615,381	$3,111,164	33,789,827	$33,789	$36,522,146	$(38,791,881)	$875,218

See accompanying notes.

Solomon Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005

Operating activities

Net loss	$(16,262,514)	$(6,632,960)

Adjustments to reconcile net loss to cash used by operations
Loss on extinguishment of redeemable preferred stock
and other debt	5,635,030	39,924
Stock based compensation to employees and directors	590,767	552,214
Common stock and warrants issued for services	235,000	877,489
Common stock warrant expense	190,507	-
Impairment of goodwill	3,346,153	-
Accretion, dividends, and amortization of debt costs included in
interest expense	1,714,796	3,603,641
Depreciation	17,535	11,268
Amortization	198,889	83,629
Principal shareholder paid expenses on behalf of the Company	129,949	236,620
Gain on sale of equipment	-	(3,563)
Change in operating assets and liabilities
Accounts receivable	(407,376)	433
Inventories	605,926	(7,749)
Prepaid expenses and other current assets	201,321	37,474
Accounts payable and accrued expenses	2,631,519	6,024
Net cash used by operating activities	(1,172,498)	(1,195,556)

Investing Activities
Cash received from Technipower LLC acquisition	123,137	-
Purchase of equipment	(12,718)	(1,998)
Proceeds from sale of equipment	-	11,910
Net cash provided by investing activities	110,419	9,912

Financing Activities
Proceeds from issuance of notes payable to related parties	1,331,876	1,178,219
Repayments of notes payable to related parties	(404,611)	(237,906)
Proceeds from revolving note payable	50,000	-
Proceeds from Rule 16B	184,271	-
Repayment of capital lease obligations	(5,373)	-
Net cash provided by financing activities	1,156,163	940,313

Change in cash	94,084	(245,331)

Cash at beginning of period	3,693	249,024

Cash at end of period	$97,777	$3,693

See accompanying notes.

Solomon Technologies, Inc.

Notes to Consolidated Financial Statements

NOTE 1  - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The historical business of Solomon Technologies, Inc. (“STI” or the “Company”) has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. In August 2006, the Company acquired Technipower LLC (See Note 3), a manufacturer of power supplies and related equipment for the defense, aerospace and commercial markets. As a result of this acquisition, the Company now operates in two segments, the Motive Power Division which encompasses the historical business of STI, and the Power Electronics Division which encompasses the business of Technipower LLC.

The Company is presently pursuing direct sales opportunities for its traditional products and technologies in the marine, industrial and automotive markets. The Company is identifying licensing opportunities that it anticipates will leverage its existing or acquired knowledge and provide positive current financial impact while it also aggressively pursues infringers of its existing patents. The Company is also identifying acquisition targets that it expects will augment its existing intellectual property, marketing channels and human resources and provide positive cash flow.

As discussed in Note 16, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, although the Company does have a working capital deficiency as of December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technipower LLC (“Technipower”), from the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Estimates are primarily used in determining the valuation of goodwill and other intangible assets, provision for losses in accounts receivable, allowances for inventory obsolescence, accounting for depreciation, accounting for stock-based transactions and certain accrued liabilities.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue from product sales when it is realized or realizable and earned. The Company considers revenue realized and realizable when it has persuasive evidence of an arrangement, the product has been delivered and the sales price is fixed or determinable and collectibility is reasonably assured. In general, these conditions are met when the product is shipped. Revenues from services are recognized when the services have been completed. Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. The Company provides an allowance for uncollectible trade receivables, when appropriate, based on aging analysis, specific known troubled accounts and historical collection experience.

Cost of Goods Sold

The Company includes the cost of inventory sold and related costs for the acquisition of materials, production and distribution of its products in costs of products sold. These costs include materials, labor, shipping and handling costs, receiving, inspection, purchasing, and warehousing related costs.

Inventories

Inventories are stated at the lower of cost or market on a first-in first-out basis. The Company provides estimated allowances for slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Property and Equipment

Property and equipment is carried at cost. Depreciation is charged to expense over the estimated useful lives of the equipment using the straight-line method. In general, the useful life of the Company’s equipment is between three and seven years. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized for the period.

At December 31, 2006, the Company had equipment with a net carrying value of $24,031 that was under capital lease agreements. Amortization expense for this equipment is included in depreciation expense.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. The Company tests for impairment annually in its fourth quarter, or whenever events or circumstances occur indicating that goodwill might be impaired. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized.

As part of its annual review, management determined that there was impairment of goodwill recorded in connection with the Company’s acquisition of Technipower and recorded a $3,346,153 impairment adjustment. The impairment was primarily due to stock volatility and an unexpected increase in the price of the Company’s common stock on and around the closing date of the transaction. The agreed-to value of $0.65 was based on the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. As required by EITF 99-12, management used the closing price on the date of the closing of the transaction of $1.40 to record the value of the 4,461,537 common stock shares issued in the acquisition. The $3,346,153 impairment adjustment represented the $0.75 per share difference between the closing market price on the date of the closing and the previously agreed to value between the buyer and seller. Management compared the carrying amount of the Power Electronics Division (the former Technipower business) to its fair value and concluded that the carrying value of goodwill was impaired. Fair value was determined using expected discounted cash flow projections.

Intangible Assets

The Company's intangible assets consist of a customer list, trade name, patents and a non-compete agreement. These assets are being amortized over their estimated useful lives and are subject to impairment tests on an annual or periodic basis. The Company has analyzed the value of its intangible assets for impairment concluding that no adjustments are necessary for the year ending December 31, 2006.

Business Acquisition Expenses

Direct costs incurred in business acquisition efforts are capitalized for transactions that are likely to occur. Such costs are evaluated at the end of each reporting period. Costs associated with a potential acquisition that is deemed unlikely to occur are expensed upon such determination. In 2006, the Company had capitalized approximately $142,000 of costs associated with a potential acquisition. In the fourth quarter, management concluded that the acquisition was unlikely to occur and wrote off the costs. There were no capitalized acquisition costs at December 31, 2006.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss Per Share

Basic and diluted loss per share amounts are computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the year. At December 31, 2006, all outstanding common stock equivalents are anti-dilutive and have therefore been excluded from the diluted loss per share calculation.

Share-Based Payments

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

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation expense was recognized in operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting FAS 123(R) was to increase non-cash based compensation cost and increase reported net loss by $200,787 ($0.01 per share) for 2006 for stock options issued in 2006. All stock options outstanding at December 31, 2005 and 2004 were fully vested, as such, there is no compensation expense in 2006 associated with stock options.

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

Advertising Expenses

The Company has incurred advertising costs which are expensed as they are incurred. Total advertising expenses for the year ended December 31, 2006 were $1,049.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. At December 31, 2006 there were no cash equivalents.

NOTE 3  - BUSINESS ACQUISITION

On August 17, 2006, the Company completed the acquisition of Technipower LLC (“Technipower”), a privately-held company based in Danbury, Connecticut. Certain shareholders of the Company were holders of warrants and capital appreciation units of Technipower. The purchase price of $9,655,607, which included acquisition related costs of approximately $420,000, consisted of the issuance 4,615,381 shares of the Company’s Series C preferred stock with a fair value of $3,000,000 and 4,461,537 shares of common stock with a fair value of $6,242,000. The fair value of the Series C preferred stock was based upon the expected cash redemption amount of $3,000,000. The fair value of the common stock was based upon the closing market price of $1.40 on August 17, 2006, the date the acquisition was completed.

This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The allocation process requires an analysis of acquired tangible assets, customer relationship, trade-names and non-compete agreements to identify and record the fair value of all assets acquired and liabilities assumed. Management considered various factors in determining fair value of the assets acquired including but not limited to future expected discounted cash flows, third-party valuations, and appropriate discount rates. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The Company will not be able to deduct goodwill for tax purposes.

The purchase accounting for this acquisition is summarized as follows:

	Amount	Estimated Useful Life
Net tangible assets, including $123,137 of cash	$1,698,878
Identifiable intangible assets:
Customer relationships	1,210,000	5 years
Trade name	367,000	10 years
Non-compete	160,000	5 years
Goodwill	6,219,729
Total purchase price	$9,655,607

The acquisition costs have not been paid as of December 31, 2006. The Company must issue additional shares to the sellers at the one year anniversary if the 30 day average trading price is more than 5% less than $0.65 per share. Such amounts, if any, will not affect purchase consideration.

As a result of an annual impairment review performed in the fourth quarter, management determined that goodwill was impaired and recorded a $3,346,153 impairment adjustment. The impairment was primarily due to stock market volatility and an unexpected increase in the market value of the Company’s common stock on and around the closing date of the transaction. The agreed-to value of $0.65 was based on the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. As required by EITF 99-12, management used the closing price on the date of the closing of the transaction of $1.40 a share to record the value of the 4,464,537 shares of common stock issued in the acquisition. The $3,346,153 impairment adjustment represented the $0.75 per share difference between the closing market price on the closing date and the agreed-to 30 day average price. Management compared the carrying amount of the Power Electronics Division (the former Technipower business) to its fair value and concluded that the carrying value of goodwill was impaired. Fair value was determined using expected discounted cash flow projections.

The results of operations of Technipower have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of the Company and Technipower, on a pro forma basis (unaudited), as though the companies had been combined as of the beginning of each of the years presented:

	2006	2005
Net sales	$5,315,186	$5,030,495
Net loss	$(16,367,986)	$(6,950,529)
Net loss applicable to common stockholder	$(16,727,986)	$(7,290,529)
Basic and diluted net loss per share	$(0.56)	$(0.65)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the years presented given that no consideration has been given to potential synergies.

NOTE 4  - INVENTORIES

Inventories consist of the following at December 31, 2006:

Raw materials	$905,333
Work-in-process	465,397
Finished goods	58,519
$1,429,249

NOTE 5  - INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2006:

	Cost	Accumulated Amortization	Net Book Value

Customer relationship	$1,210,000	$(89,775)	$1,120,225
Trade name	367,000	(13,615)	353,385
Non-compete agreement	160,000	(11,870)	148,130
Patents	814,162	(513,452)	300,710
	$2,551,162	$(628,712)	$1,922,450

Amortization expense for intangible assets was $198,889 and $83,629 in 2006 and 2005, respectively.

Based on the carrying amount of the intangible assets and assuming no future impairment of the underlying assets, the estimated future amortization is as follows for the years ended December 31:

2007	$394,329
2008	394,329
2009	388,900
2010	360,523
2011	214,484
Thereafter	169,885
$1,922,450

NOTE 6  - DEBT

Notes Payable to Related Parties

On April 7, 2006, the Company borrowed $50,000 from Peter and Barbara Carpenter (the “Carpenters”) and Woodlaken LLC assigned $50,000 of its promissory note issued by the Company in March 2006 in the aggregate principal amount of $172,000 (the “Woodlaken Note”) to Peter and Barbara Carpenter. On April 10, 2006, the Company borrowed $50,000 from Pascal Partners, LLC and Woodlaken assigned $50,000 of the Woodlaken Note to Pascal. The Company issued promissory notes in the principal amount of $100,000 to the Carpenters and Pascal. The Company also issued a promissory note in the principal amount of $72,000 to Woodlaken representing the balance of the principal amount under the Woodlaken Note. The notes bear interest at a rate of 12% per annum and had initial maturity dates of April 30, 2006. The managers of Woodlaken are Gary M. Laskowski, the chairman of the board of directors and a vice president of the Company, and Jonathan D. Betts, a director of the Company.

On May 23, 2006, the Company borrowed $200,000 from Coady Family LLC (“Coady”) and issued a promissory note in the principal amount of $200,000 to Coady. The note bears interest at a rate of 12% per annum and had an initial maturity date of June 30, 2006.

On June 13, 2006, the Company borrowed $25,000 from Steven Kilponen (“Kilponen”) and issued a promissory note in the principal amount of $25,000 to Kilponen. The note bears interest at a rate of 12% per annum and had an initial maturity date of June 30, 2006.

On July 3, 2006, the Company borrowed $100,000 from Meriden Cooper and issued a promissory note in the principal amount of $100,000 to Meriden Cooper. The note bears interest at a rate of 12% per annum and had an initial maturity date of August 28, 2006. As an incentive to Meriden Cooper purchasing the note, the Company issued to Meriden Cooper 50,000 shares of common stock with a fair value of $25,500 which is included in interest expense.

On July 28, 2006 the Company borrowed $125,000 from Jezebel Management Corporation (“Jezebel”) and issued a promissory note in the principal amount of $125,000 to Jezebel. The note bears interest at a rate of 15% per annum and had an initial maturity date of August 28, 2006. As an incentive to purchase the note the Company agreed to issue 25,000 shares of common stock to Jezebel with a fair value of $12,500. Such amount is included in interest expense. Jezebel is an affiliate of Michael D’Amelio, a director and executive officer of the Company.

On October 20, 2006 and November 8, 2006 the Company borrowed $11,000 and $19,085 respectively from Steven Kilponen and issued a promissory note in the principal amount of $30,085. The note bears interest at a rate of 12% per annum and had an initial maturity date of January 15, 2007.

On December 21, 2006 the Company borrowed an additional $40,000 from Woodlaken LLC under the same terms and conditions as previous borrowings.

Total amounts borrowed from related parties totaled $1,877,085 and $1,178,219 in 2006 and 2005, respectively. At December 31, 2006, notes payable to related parties totaled $1,837,085. The weighted average interest rate was 12%. Interest expense on the notes was $200,669 and $51,700 in 2006 and 2005, respectively.

In 2006, the Company issued 93,356 shares of common stock to certain noteholders for accrued interest of $86,821. As of December 31, 2006, there is $165,548 of accrued interest payable included in other accrued expenses.

During 2006, the Company entered into certain agreements with the noteholders to extend the maturity dates for the promissory notes. To induce the noteholders to enter into these agreements, the Company agreed to issue 816,240 shares of common stock with a fair value of $791,275. Such amount was capitalized and amortized to interest expense in 2006.

On December 31, 2006, the Company entered into an agreement with holders of notes payable with a principal amount of $1,712,085 to extend the maturity dates of the notes to September 30, 2007. To induce the noteholders to extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock or cash equal to five percent of the principal amounts of the notes. Noteholders with notes aggregating $790,085 of principal agreed to receive a total of 79,009 shares of common stock with a fair value of $179,363 at December 31, 2006. This amount has been included in deferred debt costs and will be amortized to interest expense through September 30, 2007. The shares were issued in March 2007. The Company will also record additional interest expense through September 30, 2007 for the noteholders that selected cash payments.

The Company also borrows amounts from related parties on a short-term basis. During 2006, the Company borrowed $444,611 of which all but $40,000 was repaid in 2006. The unpaid amount is included in the notes payable to related parties in the accompanying consolidated balance sheet.

Revolving Note Payable to Bank

Pursuant to Technipower LLC’s revolving note payable (the “Note”) with a bank, Technipower LLC can borrow up to $1,500,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. The Note bears interest at the prime rate (8.25% at December 31, 2006), requires no principal amortization, and has a maturity date of June 1, 2007. Amounts outstanding under the Note were $750,000 at December 31, 2006 with an additional availability of $275,107.

Substantially all of Technipower LLC’s assets have been pledged as collateral for the Note.

Note Payable to Davis & Gilbert LLP

On November 17, 2006, the Company converted $526,149 of trade accounts payable to Davis & Gilbert LLP (“D&G”), the Company’s general counsel, to a promissory note payable (the “Promissory Note”) with an original principal of $529,149. The Promissory Note and accrued and unpaid interest at 12% is payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $5 million, or March 31, 2007. To induce D&G to enter into this agreement, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at $1.73 a share. The exercise price is subject to downward adjustment, but not below $1.00, if the market price on the day that the underlying shares are registered for resale is below $1.73. The fair value of the warrant of $320,000 was recorded as deferred debt costs and is being amortized over the Promissory Note’s term. Total amortization expense recorded in 2006 was approximately $105,000 and is included in interest expense.

The Company paid the Promissory Note in 2007 with proceeds from the January 22, 2007 financing transaction described in Note 15.

NOTE 7 INCOME TAXES

Components of deferred income tax assets (liabilities) as of December 31, 2006 follow:

Net operating loss carryovers	$8,326,683
Inventory	(21,330)
Stock based compensation	79,311
Accrued expenses	805,833
Intangibles	(664,287)
Equipment	3,950
Total	8,530,160

Valuation allowance	(8,530,160)

Net deferred tax asset	$0

The valuation allowance was $6,864,106 at December 31, 2005.

A reconciliation of the federal statutory tax rate with the effective tax rate follows:

	Year ended December 31,
	2006	2005
Benefit at US Federal statutory tax rate	34.0%	34.0%
Goodwill impairment	(8.1)	0.0
Loss on extinguishment of Series A preferred stock	(13.7)	(0.0)
Change in valuation allowance	(11.1)	(31.3)
Other	(1.1)	(2.7)
	0.0%	0.0%

At December 31, 2006 the Company has available federal net operating loss carryovers of approximately $21.0 million, which expire through the year 2026. As a result of certain changes in stock ownership the Company’s ability to utilize its net operating loss carryovers may be subject to limitation under internal Revenue Code Section 382. The Company has not analyzed its net operating loss carryovers to determine the extent of any restriction on its ability to utilize them.

NOTE 8  - CAPITAL STOCK

At December 31, 2006, the Company has authorized 100,000,000 shares of common stock and 20,000,000 shares of preferred stock of which 4,700,000 are designiated as Series C preferred stock. At December 31, 2005, the Company had authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock of which 7,000,000 were designated as Series A preferred stock and 850,000 were designated as series B preferred stock. On April 4, 2006, the Company filed a certificate of elimination for its Series A preferred stock and its Series B preferred stock with the Secretary of State of Delaware, the Company’s state of incorporation. The Company filed the certificate of elimination because no shares of either class of preferred stock were outstanding and the Company had no plans to issue such stock.

Series A Preferred Stock

At various dates from May 13, 2004 to December 23, 2004, the Company issued 2,360,000 shares of the redeemable series A preferred stock (“Series A”) and warrants to purchase 4,720,000 shares of common stock. The warrants had an exercise price of $1.00 per share. Total cash proceeds from these transactions were $2,360,000 of which $1,570,550 was allocated to the Series A and $789,450 to the warrants. In connection with these issuances, the Company incurred costs of $791,622, including the issuance of warrants valued at $447,500 to purchase 250,000 shares of common stock. The Company allocated $593,717 of the transaction costs to the Series A and $197,906 to the warrants based on their relative fair values.

Also on May 13, 2004, the Company exchanged 621,474 shares of the Series A and warrants to purchase 621,474 shares of common stock to extinguish debt and accrued interest with a carrying value of $621,474. Management concluded that the fair value of the Series A and warrants issued approximated the carrying value of the extinguished debt and accrued interest. The Company allocated $481,642 to the Series A and $139,832 to warrants.

The Company accounted for the Series A as a liability (debt) in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Management’s accounting conclusion was principally due to the objectives of the instruments’ holders and their contemplated action given the Company’s poor financial condition and uncertain future. At the time of the issuance of the Series A, the Company believed that the instrument holders were certain to demand a cash repayment on April 29, 2007 to liquidate the instrument. Although the instrument included a conversion feature, management concluded that it was incidental to the transaction because it was unreasonable to believe that the holders would accept common shares at the relatively low conversion rate and, as such, forfeit compensation for the significant risks involved. In substance, the demand for payment on April 29, 2007 was considered unconditional.

Subsequent to the issuance, the Company recorded the Series A at fair value based on the present value of the future cash flows. Changes in the fair value as well as accrued dividends were recorded as interest expense. Total interest expense attributable to the Series A was $698,080 and $3,603,646 in 2006 and 2005, respectively.

In 2005, the Company issued 50,000 shares of common stock with an estimated fair value of $82,500 to extinguish 50,000 shares of Series A with a carrying value of $42,576. The $39,924 difference was recorded as a loss on debt extinguishment.

On February 15, 2006, the Company issued 15,357,370 shares of common stock with an estimated fair value of $12,439,470 to extinguish the remaining 3,071,474 outstanding shares of Series A with a carrying value of $6,822,669. The $5,616,801 difference was recorded as a loss on debt extinguishment. Also, the Company issued 2,698,237 shares of common stock in exchange for 5,396,474 common stock warrants held by the Series A holders. The Company recorded this as an equity transaction so no gain or loss was recognized.

The Series A was redeemable at the holders’ option on April 29, 2007 at $6.00 a share plus any accrued and unpaid dividends at $0.08 per share per year. The Series A had a liquidation preference of $5.00 per share through April 29, 2006 and $6.00 per share to April 29, 2007 plus accrued and unpaid dividends. Each share of the Series A was convertible at any time into one share of common stock by the holder. The Company could have converted each share of the Series A into one share of common stock at any time only after payment of the liquidation preference. The holders of the Series A received one vote for each share of common stock that the Series A was convertible into. Further, the affirmative vote of at least 75% of the Series A holders was required for certain transactions including the sale or liquidation of the Company, payment of dividends, repurchase or issuance of capital stock, issuance of indebtedness, and purchase of securities of another company. Each holder of Series A had agreed to give Woodlaken LLC (“Woodlaken”) an irrevocable proxy to vote their shares for directors and other matters. As such, Woodlaken was able to elect a majority of the Company’s board of directors and exercise significant influence over all matters requiring stockholder approval.

Series B Preferred Stock

In 2005, an aggregate of 518,016 shares of series B convertible preferred stock (“Series B”) were issued to settle obligations owed to a professional service provider and certain vendors. The fair value of the shares issued approximated the carrying value of the previously accrued obligations for goods and services rendered of $518,016.

In 2005, 398,016 shares of Series B were converted into 1,168,000 shares of common stock. In 2006, the holder of 120,000 shares of Series B preferred stock converted to 175,439 shares of common stock. The Company induced the holder to convert by issuing 58,480 shares of common stock in excess of the number received in accordance with the terms of the Series B preferred stock. The excess shares issued had a fair value of $60,000 and have been recorded as a preferred stock dividend in the accompanying financial statements.

Each share of Series B convertible preferred stock could have been converted at any time, at the option of the holder, into the number of fully paid and non-assessable shares of common stock determined by multiplying the number of shares of Series B by the quotient obtained by dividing (x) $1.00 by (y) the current market price of the common stock, and that no dividends were payable on Series B. One of the two holders of the Series B preferred stock was prohibited by the terms of its subscription agreement from converting its shares to the extent that after conversion the holder would own 5% or more of the outstanding common stock. The holders of Series B did not have voting, liquidation, or redemption rights. Further, they did not have any dividend rights.

Series C Preferred Stock

On August 17, 2006 and in connection with the acquisition of Technipower, the Company issued 4,615,381 shares of Series C convertible redeemable preferred stock (“Series C”). The fair value of Series C was estimated at $3,000,000 based on the cash redemption amount. At the time of the transaction, we expected to redeem the Series C for cash in the near term.

The holders of Series C are entitled to dividends at the rate of 10% of the stated value ($0.65 per share) and a liquidation preference equal to the stated value plus accrued dividends. The holders of Series C may convert their shares on or after December 16, 2006 into shares of common stock based on the greater of (a) the stated value divided by the conversion price (initially set at $0.65 per share) and (b) the liquidation preference divided by the average daily closing price of the Company’s common stock. The Company has the right to redeem Series C at any time at the liquidation preference through October 15, 2006 and the liquidation preference plus $250,000 from October 16, 2006 through December 15, 2006. After December 15, 2006, the Series C preferred stock can be redeemed by the Company at a price equal to 175% of the stated value, plus any accrued but unpaid dividends. The holders do not have a redemption right. The holders have a voting right equal to 1.25 times the number of shares of Series C held.

The Series C is classified as permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, and Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stock”. Permanent equity classification is appropriate as redemption is solely within the control of the Company. Series C dividends are being accrued as payment of dividends is considered probable.

We concluded that the Series C conversion feature should be bifurcated and separately classified as a derivative liability in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The principle reason for this conclusion is that the conversion feature may result in a variable number of common stock shares issued upon conversion of the Series C. Therefore and in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the conversion feature cannot be classified as an equity instrument. In accordance with SFAS 133, the conversion feature is stated at fair value with changes in fair value recorded in current earnings. On the day of issuance and again at December 31, 2006, management concluded that the value of the conversion feature was negligible as it was probable that the Series C would be redeemed in the near term and that the holders would hold the shares until they were redeemed. As such, no value was assigned to the conversion feature. As described in Note 15, the Series C was redeemed for cash and common stock on January 23, 2007.

Common Stock

In May 2005, the Company entered into a settlement agreement with five former employees to settle back wages. Pursuant to this agreement, the Company issued 1,105,000 shares of common stock as settlement for all back wages; the fair value of these shares on their date of issuance was $728,800. In connection therewith, the Company recognized a charge to operations of $324,000, which represents the excess of the settlement amount over amounts previously accrued.

The Company previously purchased electric motors from Homewood Products Corporation (“Homewood”). The President of Homewood was a former director and member of the Company’s audit and compensation committees. In 2003, the Company entered into an agreement with Homewood which required them to continue to manufacture the Company’s electric motors. The agreement, which expired December 31, 2004, required the Company to purchase at least 100 electric motors during 2004. The Company only purchased 25 motors in 2004. Pursuant to the agreement with Homewood, the Company was obligated to pay Homewood for the 75 motors that it did not purchase, or $466,200, on or before January 1, 2005. The Company did not pay this amount to Homewood. For the year ended December 31, 2005, the Company paid Homewood $268,835.

In May 2005, the Company and Homewood entered into an agreement pursuant to which Homewood agreed to settle all amounts outstanding in exchange for the issuance of 105,000 shares of its common stock. The fair value of the shares issued of $67,200 was charged to operations.

In June 2005, the Company issued 35,441 shares of common stock to settle certain liabilities. The fair value of the shares of $43,489 approximated the invoice amounts.

In 2005, the Company issued 20,000 shares of common stock with an estimated fair value of $38,000 to its president, Peter W. DeVecchis, Jr., pursuant to Mr. DeVecchis’ employment agreement.

In 2005, an aggregate of 652,754 additional shares of common stock were issued to officers, directors and employees. The fair value of the shares issued of $447,514 has been charged to operations.

On May 8, 2006, in connection with the execution of a letter of intent to acquire Power Solutions, Inc., the Company issued 100,000 shares of common stock to each of Myron Koslow and the Norman S. and Marian B. Berkowitz Revocable Trust. The issuance was recorded at fair value of $142,000 and initially recorded as capitalized business acquisition costs. Such amount was expensed in the fourth quarter of 2006.

On March 28, 2006, the Company issued 25,000 shares of common stock to its chief financial officer and 10,000 shares of common stock to a consulting firm for services rendered. The total value of the common stock issued of $30,450 was expensed. On May 31, 2006, the Company issued 20,000 shares of common stock with an estimated fair value of $14,200 to its President, Peter W. DeVecchis pursuant to Mr. DeVecchis’ employment agreement.

In 2006, the Company issued 266,844 shares of its common stock with an estimated fair value of $177,300 to extinguish its obligations under debt and accrued interest. The Company recorded a loss on extinguishment of debt of $35,603.

Also in 2006, the Company issued 142,500 shares of common stock with a fair value of $89,451 in connection with the sale of certain notes payable to related parties. This amount was recorded as interest expense over the initial terms of the related notes. Also, the Company entered into certain agreements with all of its noteholders to extend the maturity dates for the promissory notes. To induce the noteholders to enter into these agreements, the Company agreed to issue 816,240 shares of common stock with a fair value of $791,275. Such amount was capitalized and amortized to interest expense in 2006. Further, as described in Note 6, the Company entered into an agreement with holders of the notes payable with a principal amount of $1,712,085 to extend the maturity dates of the notes to September 30, 2007. To induce the noteholders to extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock or cash equal to five percent of the principal amounts of the notes. Noteholders with notes aggregating $790,085 of principal agreed to receive a total of 79,009 shares of common stock with a fair value of $179,363 at December 31, 2006. The shares were issued in March 2007.

In January 2006, the Company issued 150,000 shares to two directors in connection with their service to the board in 2005. The Company had recorded the fair value of these shares of $104,700 as compensation expense in 2005. On August 4, 2006 the Company granted 150,000 of common shares to each of the five directors of the Company for services performed over the last year. The aggregate of 750,000 shares of common stock issued to the directors had an estimated fair value of $390,000 which was recorded as expense in 2006.

The Company has 5,938,894 shares reserved for the settlement of outstanding common stock warrants and options and for the conversion of Series C.

Common Stock Warrants

A summary of warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding and exercisable at December 31, 2004	6,485,405	$1.08
Cashless exercise	(779,564)	1.08
Cancelled	(47,493)	1.72
Outstanding and exercisable at December 31, 2005	5,658,348	1.06
Issued	300,000	1.29
Cashless exercise	(100,000)	0.40
Cancelled	(8,700)	1.72
Exchanged for common stock	(5,396,474)	1.00
Outstanding and exercisable at December 31, 2006	453,174	$2.23

In 2005, holders of 779,564 warrants received 413,544 shares of common stock in cashless exercise transactions.

In 2006, the Company issued 100,000 common stock warrants in exchange for services. The warrants were valued at $48,350 and were expensed. The Company also issued 200,000 common stock warrants to D&G as described in Note 6. These warrants were valued at $320,000 and initially capitalized as deferred debt costs. The Company used the Black Scholes valuation model to determine the fair value of the warrants.

Also in 2006 and as described above, the Company issued 2,698,237 shares of common stock in exchange of 5,396,474 common stock warrants held by Series A holders.

On August 17, 2006, the Company reclassified its common stock warrants from permanent equity to liabilities, recording the liability at $100,000. Fair value of the warrant liability was determined based on the intrinsic value of the warrants on August 17, 2006, the maximum amount the Company would have to pay to settle the liability. The rclassification was required due to the variable conversion feature embedded in the Series C preferred stock described above. Subsequently, the liability was adjusted to fair value with the change in the liability recorded as other expense in the accompanying financial statements. In connection with the cashless exercise of warrants in 2006, the Company issued 79,330 shares of common stock with a fair value of $208,507. At the time of settlement, the portion of the warrant liability related to these warrants had a fair value of $222,500. The $13,993 settlement gain was netted against other expense. For the period from August 17, 2006 through December 31, 2006, the Company recorded a net $190,507 expense related to the change in the warrant liability. The warrant liability is $82,000 at December 31, 2006.

NOTE 9  - STOCK-BASED COMPENSATION

The Company adopted its 2003 Stock Option Plan (the “Plan”) in July 2003 and amended it in June 2004 to increase the number of shares of common stock reserved under the Plan from 750,000 to 2,000,000. The Plan provides for the grant of options intended to qualify as “incentive stock options,” options that are not intended to so qualify or “nonstatutory stock options” and stock appreciation rights. The Company amended the Plan in August 2006 to provide for free-standing stock appreciation rights, restricted stock awards (including both restricted stock and restricted stock units) and performance-based awards to the types of awards. The total number of shares of common stock reserved for issuance under the Plan is subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change, plus an indeterminate number of shares of common stock issuable upon the exercise of “reload options” described below.

The Plan is presently administered by the compensation committee, which selects the eligible persons to whom awards shall be granted, determines the number of shares of common stock subject to each award, the exercise price therefore and the periods during which awards are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each award granted under the Plan is evidenced by a written agreement between the Company and the participant.

Awards may be granted to employees (including officers) and directors and certain consultants and advisors. The provisions of options and warrants issued to consultants and advisors for services generally are vested on the grant date. Other provisions are consistent with options issued to employees.

The exercise price for incentive stock options granted under the Plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which must have an exercise price of not less than 110% of the fair market value of the common stock on the date of grant. The exercise price for nonstatutory stock options may not be less than the fair market value of the common stock on the date of grant. Incentive stock options granted under the plan have a maximum term of 10 years, except for options granted to 10% stockholders, which are subject to a maximum term of 5 years. The term of nonstatutory stock options is determined by the committee. Options granted under the Plan are not transferable except by will and the laws of descent and distribution.

The committee may grant options with a reload feature. Optionees granted a reload feature shall receive, contemporaneously with the payment of the options price in common stock, a right to purchase that number of shares of common stock equal to the sum of the number of shares of common stock used to exercise the option, and, with respect to nonstatutory stock options, the number of shares of common stock used to satisfy any tax withholding requirement incident to the exercise of such nonstatutory stock options.

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS No. 123(R), using the modified prospective method. Under this method, the Company recognized compensation cost for all share-based payments granted, modified or settled in 2006. Compensation cost for awards granted in 2006 is based on the estimated fair value of the awards on their grant date and is being recognized over the required services period. All options outstanding as of December 31, 2004 and 2005 were vested, therefore the Company did not recognize any compensation expense in 2006 related to previously issued stock options.

Compensation expense related to stock options was $200,767 in 2006. The weighted average fair value of stock options granted in 2006 was $1.44 a share. In calculating compensation expense related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Year Ended December 31, 2006
Expected term	3 Years
Expected volatility	156%
Dividend yield	0.0%
Risk-free interest rate	4.69%
Forfeiture rate	0%

The computation of expected volatility used in the Black-Scholes pricing model is based on the historical volatility of the Company’s share price. The expected term is based on the average of the vesting period and the life of the options. The Company uses this method, which is permitted by the SEC, as historic stock option exercise data is not available. All stock options are expected to vest as they were issued to senior members of management who are expected to lead the Company and due to the relative short vesting period of up to two years.

A summary of stock option activity follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2005	847,835	$1.71
Cancelled	(280,000)	0.96
Outstanding at December 31, 2005	567,835	1.29
Granted	465,000	1.72
Forfeited	(162,500)	2.00

Outstanding at December 31, 2006	870,335	$1.39

The intrinsic value of outstanding options was $602,862 at December 31, 2006. The intrinsic value of options exercisable was $437,000. Total compensation expense related to nonvested awards not yet recognized is $467,343 and the weighted average period over which it is expected to be recognized is 2.75 years. Management expects that all nonvested awards will vest.

The following table summarizes the Company's stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Life	Weighted Average Exercise Price
$.055 to $1.00	355,335	3.8	$0.87	355,335	3.8	$0.87
$1.45 to $2.09	515,000	4.6	$1.75	138,333	3.9	$1.91
	870,335	4.3	$1.39	493,668	3.8	$1.16

NOTE 10 - CONCENTRATION OF RISK

Customers:

Five customers accounted for 85% of sales for the year ended December 31, 2006, of which $464,623 is included in accounts receivable at December 31, 2006. Two customers accounted for 48% and 23 % respectively of sales for the year ended December 31, 2005. There were no other customers that accounted for more than 10% of total revenues in 2005 and 2006.

Supplier:

Presently, the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company’s orders, it could have a materially adverse effect on the Company’s financial position. The Company is evaluating other suppliers.

NOTE 11  - COMMITMENTS AND CONTINGENCIES

Patent Infringement

The Company has filed a lawsuit against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Manufacturing North America (collectively, “Toyota”) alleging claims for patent infringement and damages from the unauthorized use of the Company’s patents. In connection therewith the Company filed a complaint with the United States International Trade Commission (“ITC”) seeking an exclusion order prohibiting the importation of infringing technology. The ITC held a hearing from October 30, 2006 through November 3, 2006. On February 13, 2007, the Administrative Law Judge who conducted the hearing in connection with Solomon Technologies, Inc.’s request to the United States International Trade Commission (“ITC”) for an exclusion order against Toyota Motor Corporation and several affiliates issued a final initial determination in favor of Toyota. In the order, the Administrative Law Judge determined that the hybrid transmission drive in the Toyota Prius and Highlander vehicles did not infringe Claim 7 in Solomon’s Patent No. 5,067,932 and that Solomon had not satisfied certain other legal requirements that would support an exclusion order against Toyota.

The Company has filed a petition with the ITC to review the final initial determination to the full ITC. The Company anticipates that the ITC will decide by April 30, 2007 whether to review the final initial determination. If the final determination by the ITC is adverse to the Company, the Company will be entitled to appeal the decision to the Court of Appeals for the Federal Circuit. Until the ITC case is completed, the patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed.

The Company has an agreement with Oliver Street Finance LLC (“Oliver Street”). Under this agreement Oliver Street provides funding to the Company to prosecute the Company’s patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Manufacturing North America (collectively, “Toyota”). Oliver Street pays all legal fees and out of pocket expenses billed by the Company’s special patent counsel in connection with the litigation against Toyota and approved by the Company in exchange for a portion of any recovery that the Company may receive from the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on the Company’s behalf. Michael A. D’Amelio, a director and shareholder of the Company, is a principal of Oliver Street. Through February 15, 2006, Mr. D’Amelio was the beneficial owner of more than 10% of the Company’s common stock. During this period, expenses paid on behalf of the Company by Oliver Street totaling $236,620 in 2005 and $129,949 in 2006 were recorded as professional fee expense as well as an increase to additional paid-in capital. In connection with the extinguishment of the Redeemable Series A preferred stock for common stock on February 15, 2006, Mr. D’Amelio’s beneficial ownership of the Company's common stock decreased to below 10%. As such, expenses paid by Oliver Street on behalf of the Company since February 15, 2006 are no longer reflected in the financial statements.

The Company is not involved in any other litigation.

Accrued and Unpaid Payroll Taxes

At December 31, 2006, the Company has accrued interest and penalties of $177,000 related to payroll and payroll related taxes. Approximately $79,000 was paid in July 2006. The interest and penalties were the subject of a delinquency proceeding with the U.S. Internal Revenue Service. Subsequent to year end the Company signed an agreement with the IRS to settle the outstanding interest and penalties. The agreement provides for the Company’s payment of the accrued interest and penalties in monthly installments of $10,000.

Leases

Technipower leases certain equipment under capital leases with third parties, which include a security interest in the property maintained by the lessors. In addition, Technipower leases its premises in Danbury, Connecticut under an operating lease, which expires in July 2012. The lease requires the lessor to furnish certain improvements to the demised premises and provides for escalations for real estate taxes and operating expenses. Future minimum lease payments lease at December 31, 2006 follow:

	Operating Lease	Capital Leases

2007	$97,500	$11,198
2008	97,500	—
2009	97,500	—
2010	97,500	—
2011	97,500
Thereafter	52,813	—

	$540,313	11,198
Interest		(491)

		$10,707

Rent expense was $67,764 in 2006.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

Notes payable

The Company has notes payable to relate parties. Refer to Note 6 for specifics.

Bril Corporation

In 2006 and 2005, Bril Corporation provided bookkeeping services for $5,000 a month. Two principals of Bril Corporation are also directors and stockholders of the Company. Total expense was $60,000 for 2006 and 2005.

NOTE 13  - SEGMENTS

The major segments the Company serves are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which represents the business of Technipower and specializes in the design, development and production of customer power systems, chassis and power supply products for defense related and increasingly industrial markets.

Segment financial information follows:

	YEAR ENDED DECEMBER 31
	2006	2005
Revenues:
Sales to unaffiliated customers:
Power Electronics	$2,235,598	$0
Motive Power	43,250	68,717
	$2,278,848	$68,717
Net Loss:
Power Electronics	$(3,551,308)	$0
Motive Power	(5,388,565)	(2,936,182)
Operating Loss	(8,939,873)	(2,936,182)
Interest expense	(1,684,927)	(3,656,854)
Loss on extinguishment of redeemable preferred series A	(5,616,804)
Other expense	(20,910)	(39,924)
Net Loss	(16,262,514)	(6,632,960)
Preferred stock dividends	(171,164)	0
Loss applicable to common shareholders	$(16,433,678)	$(6,632,960)

	YEAR ENDED DECEMBER 31
	2006	2005
Depreciation and Amortization:
Power Electronics	$127,775	$0
Motive Power	88,649	94,897
	$216,424	$94,897
Capital Expenditures:
Power Electronics	$12,718	$0
Motive Power	0	1,998
	$12,718	$1,998
Identifiable Assets at December 31, 2006:
Power Electronics	$7,020,568
Motive Power	769,704
	$7,790,272

NOTE 14  - NEW ACCOUNTING STANDARDS

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

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

NOTE 15. OTHER SUBSEQUENT EVENTS

Issuance of Variable Rate Self-Liquidating Senior Secured Convertible Debentures

On January 22, 2007, the Company sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due March 18, 2008. The Company used approximately $3,350,000 of the net proceeds of the Debentures to redeem approximately 2,873,492 shares of our Series C preferred stock (see below), approximately $768,250 of the net proceeds to pay down a promissory note and other obligations and retained approximately $1,128,000 of the net proceeds as working capital.

The Debentures are convertible at any time at the option of the holder into shares of our common stock at $2.00 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any of its common stock, or other securities convertible into its common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Debentures will be decreased to equal such lower price. The conversion price adjustment will not apply to certain exempt issuances, including stock issuances to officers, directors and employees and in strategic transactions and up to an aggregate of $200,000 of common stock that may be issued in any six-month period.

Prior to maturity the Debentures will bear interest per annum at the higher of (i) 8% or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at the Company’s option, in shares of common stock. The Company’s ability to pay interest with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the common stock. All overdue and accrued interest will accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default under the Debentures and for so long as the event of default is continuing, the Debentures will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law.

Beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Debentures and May 18, 2007, and on the first day of each month thereafter, the Company will be required to redeem 1/10th of the face value of the Debentures in cash or, at the Company’s election, with shares of common stock. The Company’s ability to pay the redemption price in shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in common stock. Any common stock delivered in satisfaction of an amortization payment will be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. Any unconverted Debentures will become due on March 18, 2008.

At any time after the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Debentures, the Company may redeem, subject to specified conditions and upon 12 trading days’ written notice, any or all of the outstanding Debentures for a redemption price of cash in the amount of 120% of the principal amount plus accrued and unpaid interest on the Debentures to be redeemed.

The Company’s obligations under the Debentures are secured by a security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated as of January 17, 2007 between the Company and the purchasers of the Debentures. The Company has agreed that in the event that it forms any new subsidiaries and moves assets to those subsidiaries, those subsidiaries will become guarantors of the Debentures.

As a part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. The warrant exercise price is subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any common stock, or other security convertible into common stock, for a per share price less than the exercise price then in effect, the exercise price of the warrants with respect to shares of common stock will be reduced to equal such lower price and the number of shares of common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price for common stock will not apply to certain exempt issuances, including issuances to officers, directors and employees and in strategic transactions and up to an aggregate of $200,000 of common stock that may be issued in any six month period. All of the warrants will expire on January 18, 2012 unless sooner exercised.

In connection with the sale of the Debentures and warrants, the Company entered into a Registration Rights Agreement with the purchasers of the Debentures and warrants under which the Company is required, on or before February 16, 2007, to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the Debentures and warrants and to use the Company’s best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by May 17, 2007. The Company filed the registration statement on February 12, 2007. The Company will be subject to certain monetary penalties if the registration statement does not become effective on a timely basis.

The Company will account for the convertible debentures, warrants and the registration rights agreement separately as freestanding agreements. Although the agreements were entered into contemporaneously, the Company has concluded that they are separate legal agreements that relate to different risks. This is based in part on guidance in EITF 05-4, “The Effects of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to , and Potentially Settled in, a Company’s Own Stock.”

The debentures will be accounted for as debt with a discount recorded based on the relative fair value of the warrants using the Black Scholes pricing model. The warrants will be classified as equity. Any beneficial conversion feature imbedded in the debenture will be recorded as equity (as an exemption under SFAS No. 133) and as an additional debt discount as required by EITF 98-5.

The registration rights agreement will be accounted for as a derivative in accordance with SFAS No. 133. The registration rights agreement will be recorded at estimated fair value on the date of the transaction and adjusted at all subsequent balance sheet dates. The fair value of the registration rights agreement will be estimated using the discount value of the expected future cash flows. Changes in fair value will be recorded as other income or expense.

Redemption and Conversion of Series C Convertible Preferred Stock

As discussed above, on January 22, 2007 approximately $3,350,000 of the proceeds from the debentures was used to redeem 2,873,492 shares of the Company’s Series C convertible preferred stock. As discussed in Note 8, the Series C convertible preferred stock had a liquidation preference of 175% of the stated value if the Company redeemed the shares after December 15, 2006. In connection with the redemption, the liquidation preference on the shares redeemed was recorded as a preferred stock dividend of approximately $1,400,000. Also on January 22, 2007, the remaining 1,741,889 shares of Series C preferred stock were converted into 1,741,881 shares of common stock and fractional shares were converted into cash based on the Company’s common stock price on the date of the transaction.

Officers’ Compensation

A bonus calculation was approved by the board of directors on November 2, 2005 for Mr D’Amelio and Mr. Laskowski that would have resulted in a bonus liability of approximately $15,000,000 in 2006.

Based on a review by the compensation committee of the board of directors on March 28, 2007, a new agreement has been reached with Mr. D’Amelio and Mr. Laskowski whereby they have waived the November 2, 2005 approved bonus and in lieu thereof have accepted an aggregate bonus for both Mr. D’Amelio and Mr. Laskowski of $1,750,000 for 2006, to be carried as deferred compensation and paid at a later date. This cost has been charged to operations in 2006.

NOTE 16. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the 12 months ended December 31, 2006, the Company had a net loss of $16,262,514 and used cash of $1,172,498 in operating activities. As of December 31, 2006, the Company has a working capital deficiency of $4,026,000. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

Management is continuing to implement a plan to broaden the Company’s market and product base and exploit its intellectual property that management expects will generate substantial profits and cash flow. As part of this plan, management intends to grow the Company’s business through licensing of its proprietary and patented technologies and through the acquisition of businesses that fit its strategy. Management is identifying licensing opportunities that leverage the Company’s existing or acquired knowledge and provide substantial positive current financial impact while the Company also aggressively pursues infringers of its existing patents. Management is also identifying acquisition targets that will augment the Company’s existing intellectual property, marketing channels and human resources and provide positive cash flow. Additionally, management is actively seeking additional sources of capital. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 17. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments (accounts receivable, accounts payable, and debt) approximate fair value. Fair value was based on expected cash flows and current market conditions.

NOTE 18. EMPLOYEE BENEFIT PLAN

The Company’s Technipower LLC subsidiary has a defined contribution benefit plan covering substantially all of the personnel in the Company’s Power Electronics Division. The plan is intended to comply with Section 401(k) of the Internal Revenue Code. Each year eligible participants may elect to make salary reduction contributions on their behalf up to a maximum of the lesser of 100% of pre-tax compensation or the annual maximum established by the Internal Revenue Service. Participants may also make voluntary after-tax contributions to the plan. Technipower LLC does not make contributions to the plan but does pay certain expenses of the plan, which are not material.

Exhibit Index

Exhibit No.	Description
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification-Chief Executive Officer
31.2	Section 302 Certification-Chief Financial Officer
32.1	Section 906 Certification-Chief Executive Officer
32.1	Section 302 Certification-Chief Financial Officer
99.1	Risk Factors