Form 10QSB/A
period 2006-09-30
SOLOMON TECHNOLOGIES INC
filed 2007-04-20
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)

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

The Registrant hereby amends the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006, that was initially filed by Solomon Technologies, Inc. (the “Company”) on November 14, 2006 (the “Initial Form 10-QSB”), to amend and restate the Company’s consolidated financial statements contained in the Initial Form 10-QSB and the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Initial Form 10-QSB. The amendments to the financial statements principally relate to the valuation of the Company’s common stock and Series C preferred stock issued in connection with its acquisition of Technipower LLC in August 2006 and recognition of a liability associated with a compensation plan for two senior executives. On or about January 11, 2007, the Company determined that the common stock issued in connection with the acquisition of Technipower LLC should have been valued at $1.40 per share based on the market price of the common stock on the closing date, instead of the $0.65 per share price used in the Initial Form 10-QSB. The $0.65 per share price used in the Initial Form 10-QSB was based on the average of the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. Also, on or about January 11, 2007, the Company determined that there was no beneficial conversion feature attributable to its Series C preferred stock and that dividends on the Series C preferred stock should have been accreted, as the Company concluded that it was probable it would redeem the Series C preferred stock in the near term. On or about January 11, 2007, the Company also recorded a $60,000 distribution paid to a Series B preferred stockholder in March 2006 related to common stock issued to induce the holder to convert the Series B preferred stock to common stock. On or about April 12, 2007, the Company’s board of directors determined that the financial statements for the quarter ended September 30, 2006 would require further revision to recognize a liability associated with a compensation plan for two senior executives. Specifically, the Company’s board of directors decided to revise the financial statements for the quarter ended September 30, 2006 to accrue $1,410,761 of compensation expense due to two senior executives pursuant to an agreement. The MD&A has been amended to make certain conforming changes, restructure the discussion of the Company’s results of operations and include the Company’s Critical Accounting Policies and Estimates. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the Initial Form 10-QSB have been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer. No other information in the Initial Form 10-QSB is amended hereby. Except as described above, this Form 10-QSB/A does not reflect events occurring after the date of filing of the Initial Form 10-QSB or update disclosures in that report affected by subsequent events.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB as amended, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART I

Item 1.	Financial Statements

Solomon Technologies, Inc.
Condensed Consolidated Balance Sheet
September 30, 2006
As Restated
(Unaudited)

Assets
Current assets
Cash	$306,643
Accounts receivable, net	526,865
Inventories, net	1,803,691
Due from related party	41,979
Prepaid expenses and other current assets	379,834
3,059,012

Noncurrent assets
Property and equipment, net	112,714
Goodwill	6,229,958
Intangible assets	2,021,033
Other assets	141,999
8,505,704

$11,564,716

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,403,082
Accrued Compensation	1,410.761
Other accrued expenses	702,792
Capital lease obligations	14,366
Revolving note payable	755,000
Notes payable to related parties	1,849,069
6,135,070

Stockholders' Equity
Series C convertible preferred stock 4,615,381 issued and outstanding (liquidation value $3,036,164)	3,036,164
Common stock, par value $0.001 per share; authorized 100,000,000 shares; 33,702,237 issued and outstanding	33,702
Additional paid-in capital	35,824,321
Accumulated deficit	(33,464,541)
5,429,646

$11,564,716

 See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	As Restated		As Restated
Net sales	$823,531	$3,674	$836,443	$66,747

Cost of goods sold	632,913	994	652,533	81,165

Gross margin	190,617	2,680	183,910	(14,418)

Operating expenses:
Research and development	119,128	—	119,128	—
Selling, general and administrative	2,412,437	560,618	3,864,667	2,381,775
	2,531,565	560,618	3,983,795	2,381,775

Operating loss	(2,340,948)	(557,938)	(3,799,885)	(2,396,193)

Other expenses
Interest expense	(394,628)	(986,225)	(1,382,378)	(2,441,810)
Other expenses	(175,507)	—	(175,507)	—
Loss on extinguishment of redeemable preferred stock and other debt	—	—	(5,652,404)	(39,924)
	(507,135)	(986,225)	(7,210,289)	(2,481,734)

Net loss	(2,911,083)	(1,544,163)	(11,010,174)	(4,877,927)

Preferred stock dividends	(36,164)	—	(96,164)	—
Loss applicable to common stockholders	$(2,947,247)	$(1,544,163)	$(11,106,338)	$(4,877,927)

Basic and diluted net loss per common share	$(0.10)	$(0.21)	$(0.44)	$(0.79)

Weighted average common shares outstanding - basic and diluted	30,200,548	7,396,745	25,207,772	6,203,034

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
	As Restated
Operating activities

Net loss	$(11,010,174)	$(4,877,927)

Adjustments to reconcile net loss to cash used by operations
Common stock, warrants and options issued for services, fees and compensation	1,110,801	888,861
Loss on extinguishment of redeemable preferred stock and other debt	5,652,404	39,924
Accretion and dividends	698,257	2,413,703
Amortization and depreciation	397,578	71,797
Loss on sale of equipment	—	371
Change in operating assets and liabilities
Accounts receivable	(57,800)	433
Inventories	231,484	7,033
Prepaid expenses and other current assets	25,117	37,474
Accounts payable and accrued expenses	2,159,931	453,641
Net cash used by operating activities	(792,402)	(964,690)

Investing Activities
Cash received from Technipower LLC acquisition	123,137	—
Purchase of equipment	(12,021)	(685)
Proceeds from sale of equipment	—	10,500
Net cash (used) provided by inventing activities	111,116	9,815

Financing Activities
Proceeds from issuance of notes payable to related parties	899,249	750,000
Repayments of notes and loans payable	—	(9,507)
Proceeds from revolving note payable	50,000	—
Proceeds from Rule 16B	36,702	—
Repayments of capital lease obligations	(1,715)	—
Net cash provided by financing activities	984,236	740,493

Change in cash	302,950	(214,382)

Cash at beginning of period	3,693	249,024

Cash at end of period	$306,643	$34,642

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statement of Deficiency in Assets
As Restated
(Unaudited)

	Series B		Series C
	Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	120,000	$120,000		$—	8,487,330	$8,487	$14,876,095	$(22,358,203)	$(7,353,621)
Issuance of Redeemable Series C Preferred Stock in connection with acquisition of Technipower			4,615,381	3,000,000					3,000,000
Issuance of common stock in connection with acquisition of Technipower					4,461,537	4,462	6,241,538		6,246,000
Shares issued to extinguish Redeemable Series A Preferred Stock					15,357,370	15,357	12,424,113		12,439,470
Conversion	(120,000)	(120,000)			175,439	175	179,825	(60,000)	-
Shares and warrants issued at fair value for fees and services					1,426,150	1,427	1,185,848		1,187,275
Exchange of warrants for shares					2,698,237	2,698	(2,698)		-
Cashless exercise of warrants					79,330	79	208,428		208,507
Shares issued to extinguish debt					266,844	267	177,033		177,300
Stock option grants							78,238		78,238
Payment related to Rule 16B							36,702		36,702
Shares issued for directors' fees					750,000	750	389,250		390,000
Expenses paid on Company's behalf							129,949		129,949
Reclassification of common stock warrants to liabilities							(100,000)		(100,000))
Preferred stock dividends				36,164				(36,164)	—
Net loss								(11,010,174)	(11,010,174)
Balance at September 30, 2006	—	$—	4,615,381	$3,036,164	33,702,237	$33,702	$35,824,321	$(33,464,541)	$5,429,646

See accompanying notes.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the first nine-months ended September 30, 2006, the Company had a net loss of $11,010,174 and used cash of $792,402 in operating activities. As of September 30, 2006, the Company has a working capital deficiency of $3,076,058. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

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

Principles of Consolidation and Restatement

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technipower LLC, from the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

We noted certain errors in our interim financial statements for the three and nine month periods ended September 30, 2006 which were included in our filing on Form 10-QSB for the period ended September 30, 2006. The errors principally related to the valuation of the Company’s common stock and Series C preferred stock issued in connection with our acquisition of Technipower LLC and recognition of a liability associated with a compensation plan for two senior executives. We have concluded that the common stock issued should have been valued at $1.40 per share based on our market price of the common stock on the closing date instead of the $0.65 per share price used in our initial filing, which was based on the average of the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. Also, we concluded that there was no beneficial conversion feature attributable to our Series C preferred stock and that dividends on the Series C preferred stock should have been accreted as we have concluded that it is probable that we will redeem the Series C preferred stock in the near term. Such redemption price will include accrued dividends. Further, we concluded that the Series C preferred stock conversion feature as well as outstanding common stock warrants should have been accounted for as derivative liabilities and recorded at their fair value on the Series C closing date. The change in the fair value of the derivative liabilities is reported in the statement of operations for the three and nine month periods. We also recorded a $1,410,761 accrual for compensation due to two senior executives related to an agreement, $60,000 distribution paid to a Series B preferred stock holder in March 2006 related to common stock issued to induce the holder to convert the Series B preferred stock to common stock and reclassified the amortization of deferred debt costs to interest expense.

The effect of the correction on the Company’s balance sheet as of September 30, 2006 follows:

	As Previously
Line Item Description	Reported	Restated

Goodwill	$2,883,958	$6,229,958
Accrued compensation	-	1,410,761
Other accrued expenses	636,792	702,792

Series C convertible preferred stock	3,000,000	3,036,164
Additional paid-in capital	33,409,814	35,824,321
Accumulated deficit	(32,883,409)	(33,464,541)

The effect of the correction on the Company’s statements of operations for the three and nine month periods ended September 30, 2006 follow:

	Three Month Period Ended		Nine Month Period Ended
	September 30, 2006		September 30, 2006
	As Previously		As Previously
Line Item Description	Reported	Restated	Reported	Restated

Operating expenses	$1,594,330	$2,531,565	$3,123,079	$3,983,795
Operating loss	(1,403,713)	(2,340,948)	(2,939,169)	(3,799,885)
Interest expense	(63,012)	(394,628)	(832,333)	(1,382,378)
Other expense	(1,000)	(175,507)	(1,000)	(175,507)
Net loss	(1,467,725)	(2,911,085)	(9,424,906)	(11,010,174)
Preferred stock dividends/beneficial conversion feature	$1,100,000	$36,164	$1,100,000	$96,164
Loss attributable to common stock holders	(2,567,725)	(2,947,247)	(10,524,906)	(11,106,338)
Basic and diluted net loss per common share	(0.09)	(0.10)	(0.42)	(0.44)

The effect of the correction on the Company’s statement of cash flows for the nine months ended September 30, 2006 follow:

	As Previously
Line Item Description	Reported	Restated

Net loss	$(9,424,906)	$(11,010,174)
Accounts payable and accrued expenses	574,663	2,159,931

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

Business Acquisition Expenses

Direct costs incurred in business acquisition efforts are capitalized for transactions that are likely to occur. Such costs are evaluated at the end of each reporting period. Costs associated with a potential acquisition that is deemed unlikely to occur are expensed upon such determination. Capitalized acquisition costs at September 30, 2006, which are included in “other assets,” are $141,999.

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

NOTE 3  - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123 “Accounting for Stock-Based Compensation.” Compensation costs for awards granted after January 1, 2006 is based on the estimated fair value of the awards on their grant date and is generally recognized over the required services period.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees.” and related interpretations. No stock-based compensation expense was recognized in operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect of adopting FAS 123(R) was to increase compensation cost and increase reported net loss by $78,238 for the three and nine-months ended September 30, 2006 for stock options issued in 2006. All stock options outstanding at December 31, 2005 and 2004 were fully vested.

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

A summary of the changes in stock options outstanding for the nine-months ended September 30, 2006 follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2006	847,835	$1.71
Granted	195,000	2.25
Exercised	—	—
Forfeited/Expired	(280,000)	0.96

Outstanding at September 30, 2006	762,835	$1.54

The following table summarizes the Company's stock options at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

$.055 to $1.00	355,335	3.81	$0.87	355,335	$0.87
$2.00 to $2.25	407,500	2.56	$2.51	328,548	$2.03
	762,835			683,884

NOTE 4  - BUSINESS ACQUISITION

On August 17, 2006, the Company completed the acquisition of Technipower LLC (Technipower), a privately-held company based in Danbury, Connecticut. Certain shareholders of the Company are holders of warrants and capital appreciation units of Technipower. The purchase price of $9,665,836 which includes acquisition related costs of approximately $420,000 consisted of the issuance 4,615,381 shares of the Company’s Series C preferred stock with a fair value of $3,000,000 and 4,461,538 shares of common stock with a fair value of $6,246,153. The fair value of our Series C preferred stock was based upon the expected cash redemption amount of $3,000,000. The fair value of the common stock was based upon the closing market price on August 17, 2006.

This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The allocation process requires an analysis of acquired tangible assets, customer relationship, trade-names and non-compete agreements to identify and record the fair value of all assets acquired and liabilities assumed. Management is responsible for valuing acquired assets and assumed liabilities at fair value. Management considered various factors in determining fair value, including but not limited to future expected discounted cash flows, third-party valuations, and appropriate discount rates. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill.

The purchase accounting for this acquisition is summarized as follows:

	Amount	Estimated Useful Life

Net tangible assets, including $123,137 of cash	$1,698,878
Identifiable intangible assets:
Customer relationship	1,210,000	5 years
Trade name	367,000	10 years
Non-compete	160,000	5 years
Goodwill	6,229,958
Total purchase price	$9,665,836

The acquisition costs have not been paid as of September 30, 2006. The Company may issue additional shares to the sellers at the one year anniversary if the 30-day average trading price is more than 5% less than $0.65 per share. Such amounts, if any, will not affect purchase consideration.

The results of operations of Technipower have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the unaudited combined results of operations of the Company and Technipower, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net revenues	$1,349,295	$1,245,174	$3,873,351	$3,768,289

Net loss	$(2,947,160)	$(1,831,578)	$(11,339,489)	$(5,713,105)

Net loss per share:

Basic and diluted	$(0.08)	$(0.15)	$(0.43)	$(0.54)

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

In connection with the extinguishment of the redeemable Series A preferred stock in February 2006, the Company also issued 2,698,237 shares of common stock in exchange for 5,396,474 common stock warrants held by the Series A holders. The Company recorded this as an equity transaction so no gain or loss was recognized.

On March 13, 2006, the holder of 120,000 shares of Series B preferred stock converted to 175,439 shares of common stock. The Company induced the holder to convert by issuing 58,480 shares of common stock in excess of the number received in accordance with the terms of the Series B preferred stock. The excess shares issued had a fair value of $60,000 and have been recorded as an increase to the accumulated deficit and added to net loss to arrive at net loss attributable to common stockholders.

During the quarter ended March 31, 2006 the Company issued 100,000 warrants and 477,500 common shares with an estimated aggregate fair value of $264,450 to directors, certain note holders, and an officer for services and fees. Operating results include a related charge for $264,450. The warrants may be exercised to purchase 100,000 shares of the Company’s common stock at $.40 a share.

On April 4, 2006, the Company filed a certificate of elimination for its redeemable Series A preferred stock and its Series B preferred stock with the Secretary of State of Delaware, the Company’s state of incorporation. The Company filed the certificate of elimination because no shares of either class of preferred stock were outstanding and the Company had no plans to issue such stock.

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

On August 17, 2006 and in connection with the acquisition of Technipower, the Company issued 4,615,381 shares of Series C convertible redeemable preferred stock. The fair value of the Series C preferred stock of $3,000,000 was determined based on the cash redemption amount. At the time of the transaction, we expected to redeem the Series C preferred stock for cash in the near term.

The holders of the Series C preferred stock are entitled to dividends at the rate of 10% of the stated value ($0.65 per share) and a liquidation preference equal to the stated value plus accrued dividends. The holders of the Series C preferred stock may convert their shares on or after December 16, 2006 into shares of common stock based on the greater of (a) the stated value divided by the conversion price (initially set at $0.65 per share) and (b) the liquidation preference divided by the average daily closing price of the Company’s common stock. The Company has the right to redeem the Series C preferred stock at any time at the liquidation preference through October 15, 2006 and the liquidation preference plus $250,000 from October 16, 2006 through December 15, 2006. After December 15, 2006, the Series C preferred stock can be redeemed by the Company equal to 175% of the stated value, plus $250,000, plus any accrued but unpaid dividends. The holders do not have a redemption right. The holders have a voting right equal to 1.25 times the number of shares of Series C preferred stock held. The Company is recording the dividend as management expects to redeem the Series C preferred stock, including dividends, in the near term.

The Series C preferred stock is classified as permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, and Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stock.” Permanent equity classification is appropriate as redemption is solely within the control of the Company. Series C preferred stock dividends are being accrued as payment of dividends is considered probable.

We concluded that the Series C preferred stock conversion feature should be bifurcated and separately classified as a derivative liability in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The principal reason for this conclusion is that the conversion feature may result in a variable number of common stock shares issued upon conversion of the Series C preferred stock. Therefore and in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the conversion feature cannot be classified as an equity instrument. In accordance with SFAS 133, the conversion feature will be stated at fair value with changes in fair value recorded in current earnings. On the day of issuance and again at September 30, 2006, management concluded that the value of the conversion feature was negligible as it was probable that the Series C preferred stock would be redeemed prior to December 15, 2006, the first day that the Series C preferred stock shares were convertible. As such, no value was assigned to the conversion feature.

On August 17, 2006, the Company reclassified its common stock warrants from permanent equity to liabilities, recording the liability at $100,000. Fair value of the warrant liability was determined based on the intrinsic value of the warrants on August 17, 2006, the maximum amount the Company would have to pay to settle the liability. The reclassification was required due to the variable conversion feature embedded in the Series C preferred stock described above. Subsequently, the liability was adjusted to fair value with the change in the liability recorded as other expense in the accompanying financial statements. In connection with the cashless exercise of warrants in the third quarter, the Company issued 79,330 shares of common stock with a fair value of $208,507. At the time of settlement, the portion of the warrant liability related to these warrants had a fair value of $222,500. The $13,993 settlement gain was netted against other expense. For the period from August 17, 2006 through September 30, 2006 the Company recorded a net $174,507 expense related to the change in the warrant liability. The warrant liability is $66,000 at September 30, 2006.

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

On July 3, 2006, the Company borrowed $100,000 from Meriden Cooper and issued a promissory note in the principal amount of $100,000 to Meriden Cooper. The new note bears interest at a rate of 12% per annum and is due to mature on January 15, 2007. As an incentive to Meriden Cooper purchasing the note, the Company issued to Meriden Cooper 50,000 shares of common stock with a fair value of $25,500. We expensed this amount in the third quarter.

On July 28, 2006 the Company borrowed $125,000 from Jezebel Management Corporation (“Jezebel”) and issued a promissory note in the principal amount of $125,000 to Jezebel. The new note bears interest at a rate of 15% per annum and matures on August 28, 2006. As an incentive to purchase the note the Company has agreed to issue 25,000 shares of common stock to Jezebel with a fair value of $12,500. We expensed this amount in the third quarter.

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

Interest expense on loans to related parties was $50,906 and $16,332 for the three months ended September 30, 2006 and 2005, respectively, and $118,911 and $26,108 for the nine months ended September 30, 2006 and 2005, respectively.

Further, common stock issued as incentive to extend, in payment of prior interest due or as incentive to participate or increase related party loans is charged to interest expense. Total charges to additional interest expense for this activity were $662,217 for the three month period ended September 30, 2006 and $880,643 for the nine month period ended September 30, 2006.

Pursuant to the Company’s revolving note payable (the “Note”) with a bank, the Company can borrow up to $1,500,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. The Note bears interest at the prime rate (8.25% at September 30, 2006), requires no principal amortization, and has a maturity date of June 1, 2007.

NOTE 9  - CONCENTRATION OF RISK

Customers:

Five customers accounted for 85% of sales for the nine months ended September 30, 2006, of which $439,254 is included in accounts receivable at September 30, 2006. Two customers accounted for 48% and 23% respectively of sales for the nine months ended September 30, 2005.

Supplier:

Presently, the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company’s orders, it could have a materially adverse effect on the Company’s financial position.

NOTE 10  - COMMITMENT AND CONTINGENCIES

Patent Infringement

The Company has an agreement with Oliver Street Finance LLC (“Oliver Street”). Under this agreement Oliver Street provides funding to the Company to prosecute the Company’s patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Manufacturing North America (collectively, “Toyota”). Oliver Street pays all legal fees and out of pocket expenses billed by the Company’s special patent counsel in connection with the litigation against Toyota and approved by the Company in exchange for a portion of any recovery that the Company may receive from the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on the Company’s behalf. Michael A. D’Amelio, a director and shareholder of the Company, is a principal of Oliver Street. Through February 15, 2006, Mr. D’Amelio was the beneficial owner of more than 10% of the Company’s common stock. During this period, expenses paid on behalf of the Company by Oliver Street totaling $129,949 were recorded as professional fee expense as well as an increase t o additional paid-in capital. In connection with the extinguishment of the Redeemable Series A Preferred Stock for common stock on February 15, 2006, Mr. D’Amelio’s beneficial ownership of the Company's common stock decreased to below 10%. As such, expenses paid by Oliver Street on behalf of the Company since February 15, 2006 are no longer reflected in the financial statements.

The Company has filed a lawsuit against Toyota alleging claims for patent infringement and damages from the unauthorized use of the Company’s patents. In connection therewith the Company filed a complaint with the United States International Trade Commission (“ITC”) seeking an exclusion order prohibiting the importation of infringing technology. The ITC held a hearing from October 30, 2006 through November 3, 2006. The Company anticipates that the ITC Administrative Law Judge will issue an initial determination on or before February 13, 2007.

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

Leases

Technipower leases certain equipment under capital leases with third parties, which include a security interest in the property maintained by the lessors. In addition, Technipower leases its premises in Danbury, Connecticut under an operating lease, which expires in July 2012. The lease requires the lessor to furnish certain improvements to the demised premises and provides for escalations for real estate taxes and operating expenses. Future minimum lease payments lease at September, 2006 follow:

	Operating Lease	Capital Leases
2006	$24,375	$3,974
2007	97,500	11,198
2008	97,500	—
2009	97,500	—
2010	97,500	—
Thereafter	150,313	—
		15,172
	$564,688
Interest		(806)

		$14,366

Rent expense for the nine months ended September 30, 2006 was $37,781.

NOTE 11  - TRANSACTIONS WITH RELATED PARTIES

During the quarter ended September 30, 2006 the Company issued a total of 461,450 shares of common stock to certain note holders to extend the terms of payment to January 15, 2007. The estimated fair market value was $461,450. In addition certain note holders were issued 75,000 common shares as incentive to purchase additional promissory notes. The estimated fair market value was $37,500. Both of these issues were charged to operating expense during the quarter ended September 30, 2006.

The Company also issued 750,000 shares of common stock to its Directors as incentive for each to continue their service with the Company. The estimated fair market value for these shares was $390,000 and this was also charged to operating expense.

In 2006 and 2005, Bril Corporation provided bookkeeping services for $5,000 a month. Two principals of Bril Corporation are also directors and stockholders of the Company. Total expense was $15,000 for the three months ended September 30, 2006 and 2005, and $45,000 for the nine months ended September 30, 2006 and 2005.

NOTE 12  - SEGMENTS

The major segments the Company serves are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which represents the business of Technipower and specializes in the design, development and production of customer power systems, chassis and power supply products for defense related markets.

Segment financial information follows:

	NINE MONTHS ENDED		THREE MONTH ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Sales to unaffiliated customers:
Power Electronics	$799,312	$0	$799,312	$0
Motive Power	37,131	66,747	24,219	3,674
	$836,443	$66,747	$823,531	$3,674
Net Loss:
Power Electronics	$(54,730)	$0	$(54,730)	$0
Motive Power	(3,745,155)	(2,286,193)	(2,286,218)	(557,938)
Operating Loss	(3,749,885)	(2,286,193)	(2,340,948)	(557,938)
Interest expense	(1,382,378)	(2,441,810)	(394,628)	(986,225)
Other expense	(6,027,911)	(39,924)	(175,507)	0
Net Loss	(11,010,174)	(4,767,927)	(2,911,083)	(1,544,163)
Preferred stock dividends	(96,164)	0	(36,164)	0
Loss applicable to common shareholders	$(11,106,338)	$(4,767,927)	$(2,947,247)	$(1,544,163)

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005
Depreciation and Amortization:
Power Electronics	$45,815	$0
Motive Power	351,763	71,797
	$397,578	$71,797
Capital Expenditures:
Power Electronics	$10,058	$0
Motive Power	1,963	685
	$12,021	$685
Identifiable Assets at September 30, 2006:
Power Electronics	$10,686,184
Motive Power	878,532
	$11,564,716

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

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. We do not expect SAB 108 to have a material impact on our financial condition or results of operations. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended September 30, 2006 and 2005 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Overview

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. We intend to expand the licensing, manufacturing, and sale of electric power drive systems, including those incorporating hybrid and regenerative technologies, and the licensing and manufacture of our Electric WheelTM and Electric TransaxleTM for automotive, hybrid and all-electric vehicle applications. Our goal is to become a leader in the manufacture, licensing and sale of electric power drive systems for specialized high value original equipment manufacturers.

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

We borrowed $1,712,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through October 2006. These notes are secured by a lien on all of our tangible and intangible assets. On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the noteholders. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006 at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to certain of the noteholders as an inducement to each noteholder agreeing to extend the maturity date of the notes from March 15, 2006 to April 30, 2006. On May 3, 2006, we issued and sold an additional aggregate of 124,700 shares of common stock to certain of the noteholders as an inducement to such noteholders agreeing to extend the maturity date of their notes from April 30, 2006 to June 30, 2006. On June 5, 2006, we issued and sold an aggregate of 63,750 shares of common stock to the holders of certain of the promissory notes. These shares were issued as an inducement to each noteholder agreeing to purchase the notes. On August 11, 2006, we entered into an agreement dated as of June 30, 2006 with certain of our noteholders pursuant to which the maturity date of their notes was extended from June 30, 2006 to January 15, 2007. As an inducement to such noteholders agreeing to extend their notes, we issued to each of the noteholders 35,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by each holder.

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

For the three months ended September 30, 2006 we generated revenues of $823,531 as compared to $3,674 for the three months ended September 30, 2005, an increase of $819,857. Cost of products sold for the three months ended September 30, 2006 was $632,913, generating a gross margin of $190,617. Cost of products sold for the three months ended September 30, 2005 was $994, generating a gross margin of $2,680. The increase in our revenues was due to the results of our Power Electronics Division, which was acquired on August 17, 2006. We believe that with this addition, revenue levels will continue to equal or exceed those of previous quarters.

Research and development costs were $119,128 for the three months ended September 30, 2006 as compared to $0 for the three months ended September 30, 2005. The increase was the result of continued R&D expenditures in our Power Electronics Division in the amount of $109,128, and $10,000 of R & D expenditures in our Motive Power Division.

Selling, general and administrative expenses were $2,412,437 for the three months ended September 30, 2006 as compared to $560,618 for the three months ended September 30, 2005, an increase of $1,851,819. This increase was primarily due to a charge of $1,410,000 to deferred compensation in recognition of a November 2005 compensation resolution regarding Mr. Laskowski and Mr. D’Amelio, and approximately $140,000 related to the Power Electronics Division. Other general and administrative expenses were above the previous year because of an increase in management activity and professional fees focused on the acquisition of Technipower LLC.

We incurred interest expense of $394,628 for the three months ended September 30, 2006. Interest expense incurred for the three months ended September 30, 2005 was $986,225. The decrease of $591,597 in interest expense was primarily due to a decrease in interest accretion of $986,225 recorded on our redeemable Series A preferred stock, which was recapitalized as common shares in the first quarter of 2006, partially offset by an issuance of common stock to certain promissory noteholders as incentive to extend due dates for payment to January 2007.

We reported a net loss for the three months ended September 30, 2006 of $2,911,083. Our net loss for the three months ended September 30, 2005 was $1,544,163. Loss applicable to common stockholders for the three months ended September 30, 2006 was $2,947,247, reflecting dividends of $36,164 relating to Series C preferred stock issued in August 2006.

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005.

For the nine months ended September 30, 2006 we incurred a non-cash loss of $5,652,404, primarily caused by the extinguishment of debt of redeemable preferred stock. The loss was measured by the excess of the market value of our common stock issued of $12,439,470 over the carrying value of the obligations including accrued accretion and interest of 6,823,176. Last year we incurred a loss of $39,924 on a similar transaction.

For the nine months ended September 30, 2006 we generated revenues of $836,443 as compared to $66,747 for the nine months ended September 30, 2005, an increase of $769,696. This increase was primarily due to the addition of Technipower LLC which now operates as the Power Electronics Division. The Motive Power Division (core business) experienced a decrease of $29,616 from the prior year reflecting a change in focus in sales and marketing from specific application-based products to a broader based technology licensing mode. Cost of products sold for the nine months ended September 30, 2006 was $652,533 generating a gross margin of $183,910. Cost of product sold for the nine months ended September 30, 2005 was $81,165 generating a gross margin loss of $14,418. The increase in our margin was due to the addition of Technipower revenues to our operating activity. We believe our margin will continue to improve with the continuity of our Power Electronics Division and with an increase in sales in our Motive Power Division.

Research and development costs were $119,128 for the nine months ended September 30, 2006 compared to $0 for the nine months ended September 30, 2005. The increase was the result of continued R&D expenditures in our Power Electronics Division of $109,128 and $10,000 of R&D expenditures in our Motive Power Division.

Selling, general and administrative expenses were $3,864,667 for the nine months ended September 30, 2006 as compared to $2,381,775 for the nine months ended September 30, 2005. This increase of $1,942,259, or 82%, was the result of a deferred compensation accrual for Mr. Laskowski and Mr. D’Amelio regarding a November 2005 compensation resolution.

Interest Expense was $1,382,378 for the nine months ended September 30, 2006 as compared to $2,441,810 for the nine months ended September 30, 2005. The decrease of $1,059,432 was due to a decrease in interest accretion of $1,664,175 reflecting the recapitalization of redeemable Series A preferred stock during the first quarter of 2006, offset by an issuance of common stock to promissory note holders to extend the terms of the notes and to purchase additional notes.

In February 2006, we issued 15,357,370 shares of common stock with an estimated fair value of $12,439,470 to extinguish our obligations under our redeemable Series A preferred stock. We recognized an extinguishment loss of $5,616,294. Also in 2006, we settled other obligations with the issuance of common stock resulting in an additional extinguishment loss of $36,110. Total extinguishment loss related to these transactions was $5,667,569.

We reported a net loss for the nine months ended September 30, 2006 of $11,010,174. Our net loss for the nine months ended September 30, 2005 was $4,877,927. The increase in net loss for the nine months ended September 30, 2006 was primarily due to the non-cash loss of $5,616,294 on the extinguishment of redeemable preferred stock described above. Loss applicable to common stockholders for the nine months ended September 30, 2006 was $11,106,338 reflecting dividends of $96,164 relating to Series C preferred stock issued in August 2006, and Series B preferred stock conversion costs.

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

During the nine months ended September 30, 2006, we used net cash of $792,402 from operations. This consisted of a net loss of $11,010,174 augmented by net non-cash charges of $9,447,712. Additionally, we provided net cash in financing activities of $984,236 consisting primarily of proceeds from notes payable. The Power Electronics Division experienced positive cash flow from operating activities of $129,568.

On November 22, 2005, we entered into an agreement with Oliver Street Finance LLC in which Oliver Street agreed to provide funding to us to prosecute our litigation against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Oliver Street agreed to pay all legal fees and out-of pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., in connection with the litigation and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. Michael D’Amelio, a vice president, director and principal stockholder of our company, is also a principal owner of Oliver Street.

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of September 30, 2006 we have deficiencies in both working capital and net assets. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. We expect to seek additional capital through the sale of debt and/or equity in the fourth quarter of 2006 in order to fund our operating and capital needs, although there can be no assurance that we will be successful. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. With the acquisition of Technipower, we believe our ability to achieve profitability has been enhanced.

In order to fund future acquisitions, we intend to effect one or more private sales of equity or debt securities. We have not yet determined the terms or amount of the securities to be sold. However, any such securities will be offered and sold without registration under the Securities Act of 1933, as amended, and may not be reoffered or resold by the purchasers in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

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

No stock options were granted in the first two quarters of 2006 and all stock options outstanding at December 31, 2005 were fully vested. As such, the adoption of SFAS No. 123(R) had no impact on our financial statements.

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

10.7	Registration Rights Agreement dated as of August 17, 2006 (1)

10.8	Escrow Agreement dated as of August 17, 2006 (1)

10.9	Lease Agreement by and between Commerce Park Realty LLC and Power Designs, Inc., as assigned to Technipower LLC (1)

10.10	Loan and Security Agreement dated May 3, 2006 between Technipower LLC and Citizens Bank of Massachusetts, as amended (1)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-138240 filed on October 27, 2006.

(2)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 14, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 20, 2007 SOLOMON TECHNOLOGIES, INC.

By:	/s/ Gary G. Brandt
Gary G. Brandt Chief Executive Officer (principal executive officer)

By:	/s/ Samuel F. Occhipinti
Samuel F. Occhipinti Chief Financial Officer (principal financial and accounting officer)