Form 10QSB
period 2007-03-31
SOLOMON TECHNOLOGIES INC
filed 2007-05-15
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2007, there were 36,055,693 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB as amended, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Solomon Technologies, Inc.
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets
Current assets
Cash	$1,106,014
Accounts receivable, net	870,306
Inventories	1,462,112
Due from related parties	22,826
Deferred debt costs	139,754
Prepaid expenses and other current assets	124,292
3,725,304

Noncurrent assets
Property and equipment, net	116,407
Goodwill	2,873,576
Intangible assets	1,823,868
4,813,851

$8,539,155

Liabilities and Deficiency in Assets
Current liabilities
Revolving note payable to bank	$950,000
Accounts payable	823,085
Accrued compensation	2,466,182
Other accrued expenses	608,357
Capital lease obligations	6,972
Notes payable	187,000
Notes payable to related parties	1,837,085
Convertible debentures payable	2,889,458
9,768,139

Deficiency in Assets
Common stock, par value $0.001 per
share; authorized 100,000,000 shares;
36,089,533 issued and outstanding	36,089
Additional paid-in capital	43,237,742
Accumulated deficit	(44,502,815)
(1,228,984)

$8,539,155

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2006
		As Restated

Net sales	$1,431,597	$5,365

Cost of goods sold	779,287	2,569

Gross profit	652,310	2,796

Operating expenses:
Selling, general and administrative	1,251,938	1,098,755
Research and development	253,664	-
	1,505,602	1,098,755

Operating loss	(853,292)	(1,095,959)

Other expenses
Interest expense	(3,444,608)	(727,965)
Loss on extinguishment of redeemable
preferred stock and other debt	-	(5,667,569)
	(3,444,608)	(6,395,534)

Net loss	(4,297,900)	(7,491,493)

Preferred stock dividends	(1,413,031)	(60,000)
Loss applicable to common
stockholders	$(5,710,931)	$(7,551,493)

Basic and diluted net loss per
common share	$(0.16)	$(0.43)

Weighted average common shares
outstanding - basic and diluted	35,465,709	17,740,475

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
		As Restated

Operating activities

Net loss	$(4,297,900)	$(7,491,493)

Adjustments to reconcile net loss to cash used by operations
Loss on extinguishment of redeemable preferred stock
and other debt	-	5,667,569
Stock based compensation to employees and directors	204,629	-
Common stock and warrants issued for services	156,765	394,399
Accretion, dividends, and amortization of debt costs included in
interest expense	3,182,328	698,257
Depreciation	10,328	1,824
Amortization	98,581	20,692
Change in operating assets and liabilities
Accounts receivable	6,135	-
Inventories	(32,863)	2,569
Prepaid expenses and other current assets	(101,515)	-
Accounts payable and accrued expenses	301,834	515,237
Net cash used by operating activities	(471,678)	(190,946)

Investing Activities
Purchase of equipment	(21,533)	(1,962)
Net cash used by investing activities	(21,533)	(1,962)

Financing Activities
Proceeds from issuance of notes payable to related parties	-	197,000
Repayments of notes payable to related parties	(40,000)	-
Proceeds from revolving note payable	200,000	-
Proceeds from issuance of converible promissory notes	5,135,913	-
Repayments of notes payable	(526,150)	-
Redemption of preferred stock	(3,350,020)	-
Proceeds from Rule 16B	32,950	-
Repayments from related parties	52,489	-
Repayment of capital lease obligations	(3,734)	-
Net cash provided by financing activities	1,501,448	197,000

Change in cash	1,008,237	4,092

Cash at beginning of period	97,777	3,693

Cash at end of period	$1,106,014	$7,785

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statement Deficiency in Assets
(Unaudited)

	Series C
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	4,615,381	$3,111,164	33,789,827	$33,789	$36,522,146	($38,791,881)	$875,218

Common share adjustment for prior issuances			98,384	98	(98)		-
Detachable warrants issued with convertible debt					2,088,284		2,088,284
Beneficial conversion feature associated with convertible debt					2,255,929		2,255,929
Common shares issued for debt issuance costs			290,000	290	791,410		791,700
Redemption of Series C Preferred Stock	(2,873,500)	(1,936,986)				(1,413,034)	(3,350,020)
Conversion of Series C Preferred Stock	(1,741,881)	(1,174,178)	1,741,881	1,742	1,172,436		-
Common shares issued for fees and services			59,441	60	157,054		157,114
Restricted common shares issued to employees			110,000	110	22,930		23,040
Stock option grants					194,701		194,701
Payment related to Rule 16B					32,950		32,950
Net loss						(4,297,900)	(4,297,900)

Balance at March 31, 2007	-	$-	36,089,533	$36,089	$43,237,742	$(44,502,815)	$(1,228,984)

See accompanying notes.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1  - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The historical business of Solomon Technologies, Inc. (“STI” or the “Company”) has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. In August 2006, the Company acquired Technipower LLC (See Note 5), a manufacturer of power supplies and related equipment for the defense, aerospace and commercial markets. As a result of this acquisition, the Company now operates in two segments, the Motive Power Division, which encompasses the historical business of STI, and the Power Electronics Division which encompasses the business of Technipower LLC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the three-months ended March 31, 2007, the Company had a net loss of $4,297,900 and used cash of $471,678 in operating activities. As of March 31, 2007, the Company has a working capital deficiency of $6,042,835. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements for the interim periods are unaudited. They reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2006 contained in the annual report on Form 10-KSB as filed with the SEC. Operating results for interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND RESTATEMENT

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technipower LLC (“Technipower”), from the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

In connection with the preparation and filing of Amendment No. 1 to the Company’s Form 10-QSB for the quarter ended September 30, 2006, we noted certain errors related to our interim financial statements for the three months ended March 31, 2006 which were included in the Company’s Form 10-QSB for the period ended March 31, 2006. The errors principally related to the recognition of a liability associated with a compensation plan for two senior executives. To correct these errors we recorded a $129,123 accrual for compensation due to two senior executives related to an agreement and a $60,000 distribution paid to a Series B preferred stock holder in March 2006 related to common stock issued to induce the holder to convert the Series B preferred stock to common stock and reclassified the amortization of deferred debt costs to interest expense.

The effects of the correction on the Company’s statement of operations for the three months ended March 31, 2006 follow:

	As Previously
Line Item Description	Reported	Restated

Operating expenses	$969,632	$1,098,755
Operating loss	966,836	1,095,959
Net loss	7,362,370	7,491,493
Preferred stock dividends	-	60,000
Loss attributable to common stockholders	7,362,370	7,551,493
Basic and diluted net loss per common share	0.42	0.43

The effects of the correction on the Company’s statement of cash flows for the three months ended March 31, 2006 follow:

	As Previously
Line Item Description	Reported	Restated

Net loss	$7,362,370	$7,491,493
Accounts payable and accrued expenses	372,891	515,237
Accrued payroll and payroll taxes	13,223	-

NOTE 3 - INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing asset and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company  adopted the  provisions  of Financial  Standards  Accounting  Board Interpretation  No. 48 "Accounting  for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"), on January 1, 2007. The Company had no adjustment as a result of FIN 48.

NOTE 4  - STOCK BASED COMPENSATION

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

Total stock-based compensation was $204,629 for the three month period ended March 31, 2007. There was no expense in the three month period ended March 31, 2006. In calculating compensation expense related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Three-Months Ended March 31, 2007
Expected term	6.63 Years
Expected volatility	168%
Dividend yield	0.0%
Risk-free interest rate	4.74%
Forfeiture rate	0%

The computation of expected volatility used in the Black-Scholes pricing model is based on the historical volatility of the Company’s share price. The expected term is based on a review of historical employee exercise behavior with respect to option grants.

A summary of the changes in stock options outstanding for the three-months ended March 31, 2007 follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2007	870,335	$1.39
Granted	750,000	2.80

Outstanding at March 31, 2007	1,620,335	$2.04

The following table summarizes the Company's stock options at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

$.055 to $1.00	355,335	3.56	$0.87	355,335	$0.87
$1.45 to $2.09	515,000	2.31	$1.75	213,333	$2.03
$2.80 to $3.00	750,000	9.80	$2.80	0	$2.80
	1,620,335			568,668

NOTE 5  - BUSINESS ACQUISITION

On August 17, 2006, the Company completed the acquisition of Technipower LLC (Technipower), a privately-held company based in Danbury, Connecticut. Certain shareholders of the Company are holders of warrants and capital appreciation units of Technipower. The purchase price of $9,655,607, which includes acquisition related costs of approximately $420,000 consisted of the issuance 4,615,381 shares of the Company’s Series C preferred stock with a fair value of $3,000,000 and 4,461,537 shares of common stock with a fair value of $6,242,000. The fair value of the Series C preferred stock was based upon the expected cash redemption amount of $3,000,000. The fair value of the common stock was based upon the closing market price of $1.40 on August 17, 2006, the date the acquisition was completed.

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

The results of operations of Technipower have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the unaudited combined results of operations of the Company and Technipower, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented:

Three Months Ended March 31, 2006
Net sales	$1,220,425

Net loss	$(7,653,975)

Net loss applicable to common stockholders	$(7,788,975)

Basic and diluted net loss per share	$(0.35)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

NOTE 6  - INTANGIBLE ASSETS

The following table presents the details of the Company’s intangible assets at March 31, 2007:

	Cost	Accumulated Amortization	Net Book Value
Amortizable:
Customer relationship	$1,210,000	$(150,274)	$1,059,726
Trade name	367,000	(22,790)	344,210
Non-compete agreement	160,000	(19,871)	140,129
Patents	814,162	(534,359)	279,803
	$2,551,162	$(727,294)	$1,823,868

Total amortization expense was $98,581 and $20,692 for the three month periods ended March 31, 2007 and 2006, respectively.

NOTE 7  - INVENTORIES

Inventories at March 31, 2007 consist of the following:

Raw materials	$847,400
Work-in-process	568,486
Finished goods	46,226
$1,462,112

NOTE 8  - STOCK ISSUANCES AND OTHER EQUITY EVENTS

As discussed in Note 9, on January 17, 2007 the Company sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the Debentures) due March 17, 2008. As further described in Note 9, the intrinsic value of the beneficial conversion feature associated with the Debentures, which was determined to be approximately $2,256,000, was recorded as additional debt discount with a corresponding increase to additional paid in capital. As part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. The relative fair value of the warrants, which was determined to be approximately $2,088,000, was recorded as a discount to the underlying debt and a corresponding increase to additional paid in capital. In connection with the sale of the Debentures, the Company also issued 290,000 shares of common stock with a fair value on the date of issuance of $791,700 to its financial advisor for the transaction.

On January 22, 2007, approximately $3,350,000 of the proceeds from the sale of the Debentures was used to redeem approximately 2,873,500 shares of the Company’s Series C convertible preferred stock. The liquidation preference amount at the time of the redemption was 175% of the stated value of the redeemed shares and was recorded as a preferred stock dividend of approximately $1,413,000. Also on January 22, 2007, the remaining 1,741,881 shares of Series C preferred stock were converted into 1,741,881 shares of common stock based on the original conversion rights set forth in the Certificate of Designation of Series and Determination of Rights and Preferences of the Series C preferred stock.

During the three months ended March 31, 2007, the Company issued 59,441 share of commons stock, with a fair value of $157,114 at the time of issuance, for fees and services.

In February 2007, the Company awarded and issued 110,000 shares of restricted common stock to its CEO, Gary Brandt, pursuant to Mr. Brandt’s employment agreement. The shares vest over a three year period according to a schedule in the agreement. The fair value of the shares at the time of issuance was approximately $306,000. This amount will be recorded as compensation expense over the vesting period. Compensation expense recognized related to these shares was approximately $23,000 for the three months ended March 31, 2007.

NOTE 9  - DEBT

Notes Payable to Related Parties

On December 31, 2006, the Company entered into an agreement with holders of notes payable with a principal amount of $1,712,085 to extend the maturity dates of the notes to September 30, 2007. To induce the noteholders to extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock or cash equal to five percent of the principal amounts of the notes. Noteholders with notes aggregating $790,085 of principal agreed to receive a total of 79,009 shares of common stock with a fair value of $179,363 at December 31, 2006. This amount has been included in deferred debt costs and is being amortized to interest expense through September 30, 2007. The shares were issued in March 2007. During the first quarter of 2007, the Company has recorded additional deferred costs and interest expense through March 31, 2007 of $48,100 and $17,506 respectively for the noteholders that selected cash payments.

The Company’s board of directors has authorized additional borrowings of up to $287,915 from the current noteholders and others on the same terms as the notes issued to the noteholders.

The Company also borrows amounts from related parties on a short-term basis. During 2006, the Company borrowed $444,611 of which all but $40,000 was repaid in 2006. The remaining $40,000 balance was repaid during the first quarter of 2007.

Revolving Note Payable to Bank

Pursuant to Technipower LLC’s revolving note payable (the “Note”) with a bank, Technipower LLC can borrow up to $1,500,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. The Note bears interest at the prime rate (8.25% at March 31, 2007), requires no principal amortization, and has a maturity date of June 1, 2007. Amounts outstanding under the Note were $950,000 at March 31, 2007 with an additional availability of $103,652.

Substantially all of Technipower LLC’s assets have been pledged as collateral for the Note.

Notes Payable to Davis & Gilbert LLP

On November 17, 2006, the Company converted $526,149 of trade accounts payable to Davis & Gilbert LLP (“D&G”), the Company’s general counsel, to a promissory note payable (the “Promissory Note”) with an original principal of $529,149. The Promissory Note and accrued and unpaid interest at 12% was payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $5 million, or March 31, 2007. To induce D&G to enter into this agreement, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at $1.73 a share. The exercise price is subject to downward adjustment, but not below $1.00, if the market price on the day that the underlying shares are registered for resale is below $1.73. The fair value of the warrant of $320,000 was recorded as deferred debt costs and is being amortized over the Promissory Note’s term. The Company repaid substantially all of the Promissory Note in 2007 with proceeds from the January 22, 2007 debenture transaction described below.

On January 19, 2007, the Company converted approximately $163,000 of trade accounts payable and the remaining balance and unpaid interest on the Promissory Note to D & G to a new promissory note payable (the “New Promissory Note”) with an original principal of $182,000. The New Promissory Note and accrued and unpaid interest at 12% is payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $3 million, or September 30, 2007.

Issuance of Variable Rate Self-Liquidating Senior Secured Convertible Debentures and Common Stock Purchase Warrants

On January 17, 2007, the Company sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the Debentures) due March 17, 2008. The Company used approximately $3,350,000 of the net proceeds of the Debentures to redeem 2,873,492 shares of Series C preferred stock, approximately $768,250 of the net proceeds to pay down a promissory note and other obligations and retained approximately $1,018,000 of the net proceeds as working capital.

The Debentures are convertible at any time at the option of the holder into shares of common stock at $2.00 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any of its common stock, or other securities convertible into its common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Debentures will be decreased to equal such lower price. The conversion price adjustment will not apply to certain exempt issuances, including stock issuances to officers, directors and employees, stock issuances pursuant to acquisitions or strategic transactions, and stock issuances of up to an aggregate of $200,000 of common stock that may be issued in any six-month period. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” the intrinsic value of the imbedded conversion feature within the Debentures, which was determined by the Company to be approximately $2,256,000, was recorded as an additional discount to the debt. Because the Debentures are convertible at any time at the option of the holder, the entire debt discount associated with the beneficial conversion features was immediately amortized to interest expense on January 17, 2007 (the date of issuance of the Debentures.)

Prior to maturity, the Debentures will bear interest at the higher of (i) 8% per annum or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at the Company’s option, in shares of common stock. The Company’s ability to pay interest with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the common stock. All overdue and accrued interest will accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default under the Debentures and for so long as the event of default is continuing, the Debentures will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law. Accrued interest, related to the Debentures, which is included in accrued expenses, amounted to $87,978 as of March 31, 2007.

Beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Debentures and May 17, 2007, and on the first day of each month thereafter, the Company will be required to redeem 1/10th of the face value of the Debentures in cash or, at the Company’s election, with shares of common stock. The Company’s ability to pay the redemption price in shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in common stock. Any common stock delivered in satisfaction of an amortization payment will be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. As of March 31, 2007, no Debentures have been redeemed. Any unconverted Debentures will become due on March 17, 2008.

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

As a part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. The warrant exercise price is subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any common stock, or other security convertible into common stock, for a per share price less than the exercise price then in effect, the exercise price of the warrants with respect to shares of common stock will be reduced to equal such lower price and the number of shares of common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price for common stock will not apply to certain exempt issuances, including issuances to officers, directors and employees and in strategic transactions and up to an aggregate of $200,000 of common stock that may be issued in any six month period. All of the warrants will expire on January 17, 2012, unless sooner exercised. As of March 31, 2006, none of the warrants issued in connection with the Debentures have been exercised.

In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $2,088,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the underlying debt. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.78%, no dividends, expected volatility of approximately 179% and an expected warrant life of approximately 3 years. As of March 31, 2007, the unamortized discount on the Debentures amounted to approximately $1,663,000.

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

In accordance with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company measured their contingent obligation under the Registration Rights Agreement in accordance with FASB Statement No. 5, “Accounting for Contingencies”. It was determined by management that as of March 31, 2007, it was not probable that the Company would incur any expense under the Registration Rights Agreements, and as such, no such liability has been recorded as of March 31, 2007.

NOTE 10  - PATENT INFRINGEMENT

The Company is involved in litigation against Toyota Motor Corporation and certain of its affiliates (collectively, “Toyota”) for infringement of its Electric Wheel patent. On September 12, 2005, the Company filed a lawsuit against Toyota in the United States District Court for the Middle District of Florida, Tampa Division, in which it claims that the hybrid transmission drive in the Toyota Prius and Highlander infringes a number of claims in our U.S. Patent No. 5,067,932. On January 10, 2006, the Company filed a complaint with the United States International Trade Commission (“ITC”) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology.

The ITC held a hearing on the complaint and on February 13, 2007, the ITC Administrative Law Judge who conducted the hearing issued a final initial determination in favor of Toyota, finding no infringement of Claim 7 in the U.S. Patent No. 5,067,932 and that the Company had not satisfied certain other legal requirements that would support an exclusion order against Toyota. On review, the full ITC decided to take no position on the Administrative Law Judge’s findings concerning the economic prong of the domestic industry requirement. The remainder of the initial determination became the ITC final determination.

On April 30, 2007, the ITC terminated the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930. The Company is entitled to appeal the decision to the Court of Appeals for the Federal Circuit. Until the ITC case is completed, the patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed.

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

NOTE 11 - ACCRUED AND UNPAID PAYROLL TAXES

At March 31, 2007, the Company has accrued interest and penalties of $237,000 related to payroll and payroll related taxes. This amount includes additional interest of approximately $80,000 charged to operations in the first quarter of 2007. The interest and penalties were the subject of a delinquency proceeding with the U.S. Internal Revenue Service. During the first quarter of 2007, the Company signed an agreement with the IRS to settle the outstanding interest and penalties. The agreement provides for the Company’s payment of the accrued interest and penalties in monthly installments of $10,000.

NOTE 12 - POTENTIAL ACQUISITION

In December 2006, the Company entered into a letter of intent to acquire Deltron, Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico. Deltron provides precision linear and switching power supplies and power supply systems for applications where power density and functionality are critical. The letter of intent contemplates that the Company will purchase the assets and certain selected liabilities of Deltron through the Technipower subsidiary for an undisclosed amount. The purchase price will be subject to increase or decrease based on changes in Deltron’s working capital between October 31, 2006 and the closing date. The Company will also assume Deltron’s trade payables and its accrued expenses as part of the transaction. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions including a due diligence investigation and the negotiation and execution of agreements with certain Deltron personnel. Management currently anticipates that it will close during the second quarter of 2007.

NOTE 13 - CREDIT FACILITY

In December 2006 the Company signed a financing term sheet for a credit facility to be used exclusively for acquisitions. The term sheet contemplates a facility of up to $10 million on a standby basis secured by the acquired assets and guaranteed by the Company. The Company intends to use the facility to strike more quickly at unique smaller acquisition opportunities that are consistent with its growth plans. The credit facility will have a one year term that will be renewable at the option of the lender. The standby credit facility will carry an interest rate of 13% per annum plus monitoring fees of 1% of the amounts outstanding under the credit facility and investment fees of 5% of the amounts outstanding under the facility. The Company will also pay a commitment fee of 2% of the full amount of the facility upon execution of definitive documents. The investment fees and the commitment fees will be payable in shares of common stock. Any lending under the facility will be conditioned on the approval of the proposed acquisition by the lender’s investment committee and will be subject to the lender’s normal due diligence. The facility is subject to normal documentation requirements. The Company anticipates that the required documentation will be completed in the first half of 2007. The lender, JMC Venture Partners, LLC, is an affiliate of Michael D’Amelio, a director and executive officer of the Company.

NOTE 14  - TRANSACTIONS WITH RELATED PARTIES

During the quarter ended December 31, 2006 the Company issued a total of 79,009 shares of common stock to certain note holders to extend the terms of payment to September 30, 2007. The estimated fair market value was $179,363. During the quarter ended March 31, 2007 the Company accrued $48,100 in cash incentives to certain note holders to extend the terms of payment to September 30, 2007. Interest expense on notes to related parties was approximately $140,000 for the three months ended March 31, 2007.

In February 2007, the Company awarded and issued 110,000 shares of restricted common stock to its CEO, Gary Brandt, pursuant to Mr. Brandt’s employment agreement. The shares vest over a three-year period according to a schedule in the agreement. The fair value of the shares at the time of issuance was approximately $306,000. This amount will be recorded as compensation expense over the vesting period. Compensation expense recognized related to these shares was approximately $23,000 for the three months ended March 31, 2007.

In 2007 and 2006, Bril Corporation provided bookkeeping services for $5,000 a month. Two principals of Bril Corporation are also directors and stockholders of the Company. Total expense for the three months ended March 31, 2007 and 2006 was $15,000 for each three-month period.

NOTE 15  - SEGMENTS

The major segments the Company serves are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which represents the business of Technipower and specializes in the design, development and production of customer power systems, chassis and power supply products for defense related markets.

Segment financial information follows:

	THREE MONTH ENDED
	March 31, 2007	March 31, 2006
Revenues:
Sales to unaffiliated customers:
Power Electronics	$1,399,919	$0
Motive Power	31,678	5,365
	$1,431,597	$5,365
Net Profit (Loss):
Power Electronics	$48,800	$0
Motive Power	(902,092)	(1,095,959)
Operating Loss	(853,292)	(1,095,959)
Interest expense	(3,444,608)	(727,965)
Loss on extinguishments of redeemable preferred stock and other debt	(0)	(5,667,569)
Net Loss	(4,297,900)	(7,491,493)
Preferred stock dividends	(1,413,031)	(60,000)
Loss applicable to common stockholders	$(5,710,931)	$(7,551,493)

NOTE 16 - NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  The Company will adopt this Statement in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

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

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended March 31, 2007 and 2006 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

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

Under the Certificate of Designations for our Series C preferred stock, the holders of the Series C preferred stock were entitled to dividends at the rate of 10% of the stated value of the Series C preferred stock and a liquidation preference that was initially equal to the stated value of the Series C preferred stock plus accrued dividends but rose to 175% of the stated value of the Series C preferred stock plus accrued dividends after December 15, 2006. The “stated value” per share of Series C Preferred Stock was $0.65. The holders of Series C preferred stock also had redemption rights. On January 22, 2007, we redeemed approximately 2,873,492 shares of the Series C preferred stock for an aggregate of approximately $3,350,000. We recorded the liquidation preference on the shares redeemed as a preferred stock dividend of approximately $1,400,000. Also on January 22, 2007, we converted the remaining 1,741,889 shares of Series C preferred stock into 1,741,881 shares of common stock and fractional shares were converted into cash based on the market price of our common stock on the date of the transaction. There are presently no shares of Series C preferred stock outstanding and we have filed a certificate of elimination removing the Series C preferred stock from our certificate of incorporation.

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

On December 6, 2006, we entered into a letter of intent to acquire Deltron, Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico. Deltron provides precision linear and switching power supplies and power supply systems for applications where power density and functionality are critical. The letter of intent contemplates that we will purchase the assets and certain selected liabilities of Deltron through our Technipower subsidiary for an undisclosed amount. The purchase price will be subject to increase or decrease based on changes in Deltron’s working capital between October 31, 2006 and the closing date. We will also assume Deltron’s trade payables and its accrued expenses as part of the transaction. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions including a due diligence investigation and the negotiation and execution of agreements with certain Deltron personnel. While no assurances can be given as to when the acquisition may close, we currently anticipate that it will close during the second quarter of 2007.

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

In December 2006 we signed a financing term sheet for a credit facility to be used exclusively for acquisitions. The term sheet contemplates a facility of up to $10 million on a standby basis secured by the acquired assets and guaranteed by Solomon. We intend to use the facility to strike more quickly at unique smaller acquisition opportunities that are consistent with our growth plans. The credit facility will have a one year term that will be renewable at the option of the lender. The standby credit facility will carry an interest rate of 13% per annum plus monitoring fees of 1% of the amounts outstanding under the credit facility and investment fees of 5% of the amounts outstanding under the facility. We will also pay a commitment fee of 2% of the full amount of the facility upon execution of definitive documents. The investment fees and the commitment fees will be payable in shares of our common stock. Any lending under the facility will be conditioned on the approval of the proposed acquisition by the lender’s investment committee and will be subject to the lender’s normal due diligence. The facility is subject to normal documentation requirements. While no assurance can be given as to when the facility will be put in place, we anticipate that the required documentation will be completed in the second quarter of 2007. The lender, JMC Venture Partners, LLC, is an affiliate of Michael D’Amelio, a director and executive officer of our company.

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

The ITC held a hearing on our complaint from October 30 through November 3, 2006. On February 13, 2007, the ITC Administrative Law Judge who conducted the hearing issued a final initial determination in favor of Toyota. In the order, the Administrative Law Judge decided that the hybrid transmission drive in the Toyota Prius and Highlander vehicles did not infringe Claim 7 in our U.S. Patent No. 5,067,932 and that we had not satisfied certain other legal requirements that would support an exclusion order against Toyota. On review of the final initial determination, the full ITC decided to take no position on the Administrative Law Judge’s findings concerning the economic prong of the domestic industry requirement. The remainder of the initial determination became the ITC final determination. On April 30, 2007, the ITC terminated the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930. We are entitled to appeal the decision to the Court of Appeals for the Federal Circuit. Until the ITC case is completed, the patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed.

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

Beginning on the first day of the first month immediately following the earlier of the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Debentures or May 17, 2007, and on the first day of each month thereafter, we will be required to redeem one tenth of the face value of the Debentures in cash or, at our election, with shares of our common stock. Our ability to pay the redemption price in shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in our common stock. Any common stock delivered in satisfaction of an amortization payment will be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. Any unconverted Debentures will become due on March 18, 2008.

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

In connection with the sale of the Debentures and warrants, we entered into a Registration Rights Agreement with the purchasers of the Debentures and warrants under which we are required, on or before February 16, 2007, to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the Debentures and warrants and to use our best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by May 17, 2007. We filed the registration statement on February 12, 2007, and it was declared effective by the Commission on May 14, 2007.

We may have to seek additional capital through the sale of debt and/or equity securities in 2007 in order to fund our operating capital needs.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three months ended March 31, 2007 compared with three months ended March 31, 2006.

For the three months ended March 31, 2007 we generated revenues of $1,431,597 as compared to $5,365 for the three months ended March 31, 2006, an increase of $1,426,232. Cost of products sold for the three months ended March 31, 2007 was $779,287, generating a gross margin of $652,310. Cost of products sold for the three months ended March 31, 2006 was $2,569, generating a gross margin of $2,796. The increase in our revenues was due to the results of our Power Electronics Division, which was acquired on August 17, 2006. We believe that with this addition, revenue levels will continue to equal or exceed those of previous quarters.

Research and Development costs were $253,664 for the three months ended March 31, 2007 as compared to $0 for the three months ended March 31, 2006. The increase was the result of continued R&D expenditures in our Power Electronics Division in the amount of $253,664 and $0 of R&D expenditures in our Motive Power Division.

Selling, general and administrative expenses were $1,251,938 for the three months ended March 31, 2007 as compared to $1,098,755 for the three months ended March 31, 2006, an increase of $153,183 or 14%. This increase was primarily due to the additional expense of our Power Electronics Division, which was acquired on August 17, 2006, partially offset by the accrual of $129,123 of executive officer deferred compensation in 2006.

We incurred interest expense of $3,444,608 for the three months ended March 31, 2007. Interest expense incurred for the three months ended March 31, 2006 was $727,965. The increase of $2,716,643 in interest expense was primarily due to an increase in accrued cash and non-cash interest charges related to the variable rate self-liquidating senior secured convertible debentures sold in January 2007.

The elements of interest expense for the quarters ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Accretion and dividends, Series A preferred stock	$-	$698,080
Interest on notes payable	365,539	29,885
Interest on bank debt	20,943	-
Interest on unpaid payroll taxes and penalties	80,690	-
Interest on variable rate self-liquidating senior secured convertible debentures	2,977,436	-

Total interest expense	$3,444,608	$727,965

We reported a net loss for the three months ended March 31, 2007 of $4,297,900. Our net loss for the three months ended March 31, 2006 was $7,491,493. We recorded a $5,667,569 loss related to the extinguishment of redeemable preferred stock and other debt in the three months ended March 31, 2006. Loss applicable to common stockholders for the three months ended March 31, 2007 was $5,710,931, reflecting dividends of $1,413,031 relating to the redemption of the Series C preferred stock issued in August 2006. Loss applicable to common stockholders for the three months ended March 31, 2006 was $7,551,493, reflecting dividends of $60,000 relating to Series B preferred stock recorded in March 2006.

Liquidity and Capital Resources

Our available cash balance at March 31, 2007 was $1,106,014. We borrowed $1,877,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006. These notes are secured by liens on all of our tangible and intangible assets.

During the three months ended March 31, 2007, we used net cash of $471,678 from operations. This consisted of a net loss of $4,297,900 augmented by net non-cash charges of $3,652,631. Additionally, we provided net cash in financing activities of $1,501,448 consisting primarily of proceeds from convertible promissory notes payable. The Power Electronics Division experienced positive cash flow from operating activities of $98,882.

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

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of March 31, 2007, we have deficiencies in both working capital and net assets. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. We expect to seek additional capital through the sale of debt and/or equity in 2007 in order to fund our operating and capital needs, although there can be no assurance that we will be successful. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. With the acquisition of Technipower, we believe our ability to achieve profitability has been enhanced.

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

In December 2006 we signed a financing term sheet for a credit facility to be used exclusively for acquisitions. The term sheet contemplates a facility of up to $10 million on a standby basis secured by the acquired assets and guaranteed by Solomon. We intend to use the facility to strike more quickly at unique smaller acquisition opportunities that are consistent with our growth plans. The credit facility will have a one year term that will be renewable at the option of the lender. The standby credit facility will carry an interest rate of 13% per annum plus monitoring fees of 1% of the amounts outstanding under the credit facility and investment fees of 5% of the amounts outstanding under the facility. We will also pay a commitment fee of 2% of the full amount of the facility upon execution of definitive documents. The investment fees and the commitment fees will be payable in shares of our common stock. Any lending under the facility will be conditioned on the approval of the proposed acquisition by the lender’s investment committee and will be subject to the lender’s normal due diligence. The facility is subject to normal documentation requirements. While no assurance can be given as to when the facility will be put in place, we anticipate that the required documentation will be completed in the second quarter of 2007. The lender, JMC Venture Partners, LLC, is an affiliate of Michael D’Amelio, a director and executive officer of our company.

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

Beginning on the first day of the first month immediately following the earlier of the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Debentures or May 17, 2007, and on the first day of each month thereafter, we will be required to redeem one tenth of the face value of the Debentures in cash or, at our election, with shares of our common stock. Our ability to pay the redemption price in shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in our common stock. Any common stock delivered in satisfaction of an amortization payment will be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. Any unconverted Debentures will become due on March 18, 2008.

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

In connection with the sale of the Debentures and warrants, we entered into a Registration Rights Agreement with the purchasers of the Debentures and warrants under which we are required, on or before February 16, 2007, to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the Debentures and warrants and to use our best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by May 17, 2007. We filed the registration statement on February 12, 2007, and it was declared effective by the Commission on May 14, 2007.

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

•	industry competition, conditions, performance and consolidation,

•	legislative and/or regulatory developments,

•	the effects of adverse general economic conditions, both within the United States and globally,

•	any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts, and

•	other factors described in the “Risk Factors” contained in Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

 Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ITC held a hearing on our complaint from October 30 through November 3, 2006. On February 13, 2007, the ITC Administrative Law Judge who conducted the hearing issued a final initial determination in favor of Toyota. In the order, the Administrative Law Judge decided that the hybrid transmission drive in the Toyota Prius and Highlander vehicles did not infringe Claim 7 in our U.S. Patent No. 5,067,932 and that we had not satisfied certain other legal requirements that would support an exclusion order against Toyota. On review of the final initial determination, the full ITC decided to take no position on the Administrative Law Judge’s findings concerning the economic prong of the domestic industry requirement. The remainder of the initial determination became the ITC final determination. On April 30, 2007 the ITC terminated the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930. We are entitled to appeal the decision to the Court of Appeals for the Federal Circuit. Until the ITC case is completed, the patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed.

Although the cost of litigation in these matters is often large, we have arranged financing from sources outside our company to fully fund the litigation to its conclusion. We provide more information about the arrangements we have made to fund this litigation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” above.

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

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Securities

We did not repurchase any shares of our common stock during the first quarter of 2007.

Item 6.	Exhibits

Exhibit No.	Description

3.10	Certificate of Elimination of Series C Preferred Stock. (1)
10.1	Securities Purchase Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)
10.2	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures. (2)
10.3	Registration Rights Agreement, dated as of January 17, 2007, among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)
10.4	Form of Common Stock Warrant. (2)
10.5	Security Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)
10.6	Redemption and Conversion Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and the holders of Series C preferred stock. (2)
10.7	Employment Agreement, dated as of January 27, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt. (1)
10.8	Option Agreements, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt.(3)
10.9	Stock Restriction Agreement, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt. (3)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-13820, filed on February 12, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K filed on January 18, 2007.
(3)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007

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