Form 10QSB/A
period 2007-03-31
SOLOMON TECHNOLOGIES INC
filed 2007-08-20
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒ .

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 with the Securities and Exchange Commission (the “SEC”) on May 15, 2007. We are filing this Amendment No. 1 on Form 10-QSB/A on August 13, 2007 to amend and restate our unaudited financial statements for the three months ended March 31, 2007 and related footnote disclosures to reflect the correction of an error in the application of accounting for the Company’s convertible debentures.

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 amends only the following items:

Part I, Item 1   -   Financial Statements

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB as amended, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART I FINANCIAL INFORMATION

 Item 1 . Financial Statements

Solomon Technologies, Inc.
Condensed Consolidated Balance Sheet
March 31, 2007 (Restated)
(Unaudited)

Assets
Current assets
Cash	$1,106,014
Accounts receivable, net	870,306
Inventories	1,462,112
Due from related parties	22,826
Deferred debt costs	937,337
Prepaid expenses and other current assets	124,292
4,522,887

Noncurrent assets
Property and equipment, net	116,407
Goodwill	2,873,576
Intangible assets	1,823,868
4,813,851

$9,336,738

Liabilities and Stockholders’ Equity
Current liabilities
Revolving note payable to bank	$950,000
Accounts payable	823,085
Accrued compensation	2,466,182
Other accrued expenses	608,357
Capital lease obligations	6,972
Notes payable	187,000
Notes payable to related parties	1,837,085
Convertible debentures payable	1,430,586
8,309,267

Stockholders’ Equity
Common stock, par value $0.001 per
share; authorized 100,000,000 shares;
36,089,533 issued and outstanding	36,089
Additional paid-in capital	44,243,529
Accumulated deficit	(43,252,147)
1,027,471

$9,336,738

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Operations
(Restated) (Unaudited)

	Three Months Ended March 31,
	2007	2006
	As Restated	As Restated

Net sales	$1,431,597	$5,365

Cost of goods sold	779,287	2,569

Gross profit	652,310	2,796

Operating expenses:
Selling, general and administrative	1,251,938	1,098,755
Research and development	253,664	-
	1,505,602	1,098,755

Operating loss	(853,292)	(1,095,959)

Other expenses
Interest expense	(2,193,940)	(727,965)
Loss on extinguishment of redeemable
preferred stock and other debt	-	(5,667,569)
	(2,193,940)	(6,395,534)

Net loss	(3,047,232)	(7,491,493)

Preferred stock dividends	(1,413,031)	(60,000)
Loss applicable to common
stockholders	$(4,460,263)	$(7,551,493)

Basic and diluted net loss per
common share	$(0.13)	$(0.43)

Weighted average common shares
outstanding - basic and diluted	35,465,709	17,740,475

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Restated) (Unaudited)

	Three Months Ended March 31,
	2007	2006
	As Restated	As Restated

Operating activities

Net loss	$(3,047,232)	$(7,491,493)

Adjustments to reconcile net loss to cash used by operations
Loss on extinguishment of redeemable preferred stock
and other debt	-	5,667,569
Stock based compensation to employees and directors	204,629	-
Common stock and warrants issued for services	156,765	394,399
Accretion, dividends, and amortization of debt costs included in
interest expense	1,931,660	698,257
Depreciation	10,328	1,824
Amortization	98,581	20,692
Change in operating assets and liabilities
Accounts receivable	6,135	-
Inventories	(32,863)	2,569
Prepaid expenses and other current assets	(101,515)	-
Accounts payable and accrued expenses	301,834	515,237
Net cash used by operating activities	(471,678)	(190,946)

Investing Activities
Purchase of equipment	(21,533)	(1,962)
Net cash used by investing activities	(21,533)	(1,962)

Financing Activities
Proceeds from issuance of notes payable to related parties	-	197,000
Repayments of notes payable to related parties	(40,000)	-
Proceeds from revolving note payable	200,000	-
Proceeds from issuance of converible promissory notes	5,135,913	-
Repayments of notes payable	(526,150)	-
Redemption of preferred stock	(3,350,020)	-
Proceeds from Rule 16B	32,950	-
Repayments from related parties	52,489	-
Repayment of capital lease obligations	(3,734)	-
Net cash provided by financing activities	1,501,448	197,000

Change in cash	1,008,237	4,092

Cash at beginning of period	97,777	3,693

Cash at end of period	$1,106,014	$7,785

See accompanying notes.

Solomon Technologies, Inc.
Condensed Consolidated Statement Deficiency in Assets
(Restated) (Unaudited)

	Series C
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	4,615,381	$3,111,164	33,789,827	$33,789	$36,522,146	$(38,791,881)	$875,218

Common share adjustment for prior issuances			98,384	98	(98)		-
Detachable warrants issued with convertible debt					2,571,771		2,571,771
Beneficial conversion feature associated with convertible debt					2,778,229		2,778,229
Common shares issued for debt issuance costs			290,000	290	791,410		791,700
Redemption of Series C Preferred Stock	(2,873,500)	(1,936,986)				(1,413,034)	(3,350,020)
Conversion of Series C Preferred Stock	(1,741,881)	(1,174,178)	1,741,881	1,742	1,172,436		-
Common shares issued for fees and services			59,441	60	157,054		157,114
Restricted common shares issued to employees			110,000	110	22,930		23,040
Stock option grants					194,701		194,701
Payment related to Rule 16B					32,950		32,950
Net loss						(3,047,232)	(3,047,232)

Balance at March 31, 2007 (restated)	-	$-	36,089,533	$36,089	$44,243,529	$(43,252,147)	$(1,027,471)

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and used cash in its operating activities for several years. For the three-months ended March 31, 2007, the Company had a net loss of $3,047,232 and used cash of $471,678   in operating activities. As of March 31, 2007, the Company has a working capital deficiency of $3,786,380. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

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

The consolidated financial statements have been restated for the three months ended March 31, 2007 to reflect the correction of an error in the application of accounting for the Company’s convertible debentures. During the three months ended March 31, 2007, the Company had recorded non-cash interest expense associated with the value of imbedded conversion features in the amount of $2,255,929, which have been restated and recorded as a discount to the convertible debentures and amortized over the term of the convertible debentures, in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. In connection with this restatement, the Company has also reclassified deferred debt costs in the amount of $1,005,787 related to the convertible debentures from a debt discount to an asset account.

The effects of the correction on the Company’s balance sheet as of March 31, 2007 follow:

	March 31,	March 31,	March 31,
	2007	2007	2007
	(reported)	(adjustments)	(restated)
Deferred debt costs	$139,754	$797,583	$937,337
Total assets	8,539,155	797,583	9,336,738

Convertible debentures payable	2,889,458	(1,458,872)	1,430,586
Total liabilities	9,768,139	(1,458,872)	8,309,267

Additional paid-in capital	43,237,742	1,005,787	44,243,529
Accumulated deficit	(44,502,815)	(1,250,668)	(43,252,147)
Total deficiency in assets / stockholders’ equity	(1,228,984)	2,256,455	1,027,471

The effects of the correction on the Company’s statement of operations and cash flows for the three months ended March 31, 2007 follow:

	For the three months ended March 31, 2007
	(reported)	(adjustments)	(restated)
Interest expense	$3,444,608	$(1,250,668)	$2,193,940
Net loss	(4,297,900)	(1,250,668)	(3,047,232,)

Net loss per share:
Net loss from continuing operations	(0.16)	(0.03)	(0.13)
Basic and diluted net loss per share	(0.16)	(0.03)	(0.13)

	For the three months ended March 31, 2007
	(reported)	(adjustments)	(restated)
Cash flows from operating activities:
Net loss	$(4,297,900)	$(1,250,668)	$(3,047,232)
Accretion, dividends, and amortization of debt costs included in interest expense	3,182,328	(1,250,668)	1,931,660

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
$1,462,112

NOTE 8  - STOCK ISSUANCES AND OTHER EQUITY EVENTS

As discussed in Note 9, on January 17, 2007 the Company sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the Debentures) due March 17, 2008. As further described in Note 9, the intrinsic value of the beneficial conversion feature associated with the Debentures, which was determined to be approximately $2,778,229, was recorded as additional debt discount with a corresponding increase to additional paid in capital. As part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. The relative fair value of the warrants, which was determined to be approximately $2,571,771, was recorded as a discount to the underlying debt and a corresponding increase to additional paid in capital. In connection with the sale of the Debentures, the Company also issued 290,000 shares of common stock with a fair value on the date of issuance of $791,700 to its financial advisor for the transaction.

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

In February 2007, the Company awarded and issued 110,000 shares of restricted common stock to its CEO, Gary Brandt, pursuant to Mr. Brandt’s employment agreement. The shares vest over a three year period according to a schedule in the agreement. The fair value of the shares at the time of issuance was approximately $306,000. This amount will be recorded as compensation expense over the vesting period . Compensation expense recognized related to these shares was approximately $23,000 for the three months ended March 31, 2007.

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

The Debentures are convertible at any time at the option of the holder into shares of common stock at $2.00 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any of its common stock, or other securities convertible into its common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Debentures will be decreased to equal such lower price. The conversion price adjustment will not apply to certain exempt issuances, including stock issuances to officers, directors and employees, stock issuances pursuant to acquisitions or strategic transactions, and stock issuances of up to an aggregate of $200,000 of common stock that may be issued in any six-month period. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” the intrinsic value of the imbedded conversion feature within the Debentures, which was determined by the Company to be approximately $2,778,229, was recorded as an additional discount to the debt. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the debt discount will be amortized over the term of the Debentures.

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

In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $2,571,771, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the underlying debt. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.78%, no dividends, expected volatility of approximately 179% and an expected warrant life of approximately 3 years. As of March 31, 2007, the unamortized discount on the Debentures, including the unamortized portion related to the beneficial conversion feature, amounted to approximately $3,919,000.

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

In February 2007, the Company awarded and issued 110,000 shares of restricted common stock to its CEO, Gary Brandt, pursuant to Mr. Brandt’s employment agreement. The shares vest over a three-year period according to a schedule in the agreement. The fair value of the shares at the time of issuance was approximately $306,000. This amount will be recorded as compensation expense over the vesting period . Compensation expense recognized related to these shares was approximately $23,000 for the three months ended March 31, 2007.

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

Segment financial information follows:

	THREE MONTH ENDED
	March 31, 2007 (restated)	March 31, 2006
Revenues:
Sales to unaffiliated customers:
Power Electronics	$1,399,919	$0
Motive Power	31,678	5,365
	$1,431,597	$5,365
Net Profit (Loss):
Power Electronics	$48,800	$0
Motive Power	(902,092)	(1,095,959)

Operating Loss	(853,292)	(1,095,959)
Interest expense	(2,193,940)	(727,965)
Loss on extinguishments of redeemable preferred stock and other debt	(0)	(5,667,569)
Net Loss	(3,047,232)	(7,491,493)
Preferred stock dividends	(1,413,031)	(60,000)
Loss applicable to common stockholders	$(4,460,263)	$(7,551,493)

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

Overview

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. We intend to expand the licensing, manufacturing, and sale of electric power drive systems, including those incorporating hybrid and regenerative technologies, and the licensing and manufacture of our Electric Wheel TM and Electric Transaxle TM for automotive, hybrid and all-electric vehicle applications. Our goal is to become a leader in the manufacture, licensing and sale of electric power drive systems for specialized high value original equipment manufacturers.

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

We incurred interest expense of $2,193,940 for the three months ended March 31, 2007. Interest expense incurred for the three months ended March 31, 2006 was $727,965. The increase of $1,465,975 in interest expense was primarily due to an increase in accrued cash and non-cash interest charges related to the variable rate self-liquidating senior secured convertible debentures sold in January 2007.

The elements of interest expense for the quarters ended March 31, 2007 (restated) and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Accretion and dividends, Series A preferred stock	$-	$698,080
Interest on notes payable	365,539	29,885
Interest on bank debt	20,943	-
Interest on unpaid payroll taxes and penalties	80,690	-

Interest on variable rate self-liquidating senior secured convertible debentures	1,726,768	-

Total interest expense	$2,193,940	$727,965

We reported a net loss for the three months ended March 31, 2007 of $3,047,232. Our net loss for the three months ended March 31, 2006 was $7,491,493. We recorded a $5,667,569 loss related to the extinguishment of redeemable preferred stock and other debt in the three months ended March 31, 2006. Loss applicable to common stockholders for the three months ended March 31, 2007 was $4,460,263, reflecting dividends of $1,413,031 relating to the redemption of the Series C preferred stock issued in August 2006. Loss applicable to common stockholders for the three months ended March 31, 2006 was $7,551,493, reflecting dividends of $60,000 relating to Series B preferred stock recorded in March 2006.

 Liquidity and Capital Resources

Our available cash balance at March 31, 2007 was $1,106,014. We borrowed $1,877,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006. These notes are secured by liens on all of our tangible and intangible assets.

During the three months ended March 31, 2007, we used net cash of $471,678 from operations. This consisted of a net loss of $3,047,232 augmented by net non-cash charges of $2,401,963. Additionally, we provided net cash in financing activities of $1,501,448 consisting primarily of proceeds from convertible promissory notes payable. The Power Electronics Division experienced positive cash flow from operating activities of $98,882.

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

Dated: August 17, 2007

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