Form 10QSB
period 2007-06-30
SOLOMON TECHNOLOGIES INC
filed 2007-08-20
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, , 2007, there were 39,968,963 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒ .

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB as amended, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART I. FINANCIAL INFORMATION

 Item 1 . Financial Statements

Solomon Technologies, Inc.
Condensed Consolidated Balance Sheet
June 30, 2007
(Unaudited)

Assets
Current assets
Cash	$735,959
Accounts receivable, net of allowance for doubtful accounts of $2,200	800,556
Inventories, net	1,435,817
Due from related parties	43,455
Deferred debt costs	551,406
Prepaid expenses and other current assets	103,645
Total current assets	3,670,838

Noncurrent assets
Property and equipment, net	163,812
Goodwill	2,873,576
Intangible assets	1,725,287
Other assets	215,375
4,978,050

$8,648,888

Liabilities and Capital Deficiency
Current liabilities
Revolving note payable to bank	$1,000,000
Accounts payable	1,201,337
Accrued compensation	2,434,874
Other accrued expenses	667,223
Capital lease obligations	3,161
Notes payable	187,000
Notes payable to related parties	1,837,085
Convertible debentures payable, net of debt discount of $2,194,872	2,620,128
Total current liabilities	9,950,808

Commitments and Contingencies

Capital Deficiency
Common stock, par value $0.001 per
share; authorized 100,000,000 shares;
39,152,803 issued and outstanding	39,152
Additional paid-in capital	45,372,958
Accumulated deficit	(46,714,030)
(1,301,920)

$8,648,888

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	2007	2006	2007	2006
		As Restated		As Restated

Net sales	$1,638,413	$7,547	$3,070,010	$12,912

Cost of goods sold	836,658	3,113	1,615,945	5,682

Gross profit	801,755	4,434	1,454,065	7,230

Operating expenses:
Selling, general and administrative	1,294,800	481,409	2,546,738	1,466,168
Research and development	305,462	-	559,126	-
	1,600,262	481,409	3,105,864	1,466,168

Operating loss	(798,507)	(476,975)	(1,651,799)	(1,458,938)

Other expenses
Interest expense	(2,682,060)	(145,787)	(4,876,000)	(987,751)
Other expenses	18,684	-	18,684	-
Loss on extinguishment of redeemable
preferred stock and other debt	-	15,165	-	(5,652,404)
	(2,663,376)	(130,622)	(4,857,316)	(6,640,155)

Net loss	(3,461,883)	(607,597)	(6,509,115)	(8,099,093)

Preferred stock dividends	-	-	(1,413,031)	(60,000)
Loss applicable to common
stockholders	$(3,461,883)	$(607,597)	$(7,922,146)	$(8,159,093)

Basic and diluted net loss per
common share	$(0.09)	$(0.02)	$(0.22)	$(0.36)

Weighted average common shares
outstanding - basic and diluted	37,271,366	27,682,292	36,368,537	22,711,383

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statement Of Shareholders Equity and Capital Deficiency
(Unaudited)

	Series C
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	4,615,381	$3,111,164	33,789,827	$33,789	$36,522,146	($38,791,881)	$875,218

Common share adjustment for prior issuances			98,384	98	(98)		-
Detachable warrants issued with convertible debt					2,571,771		2,571,771
Beneficial conversion feature associated with convertible debt					2,778,229		2,778,229
Common shares issued for debt issuance costs			290,000	290	791,410		791,700
Redemption of Series C Preferred Stock	(2,873,500)	(1,936,986)				(1,413,034)	(3,350,020)
Conversion of Series C Preferred Stock	(1,741,881)	(1,174,178)	1,741,881	1,742	1,172,436		-
Common shares issued for fees and services			59,441	60	157,055		157,115
Common shares issued as payment for convertible debt and interest			3,043,270	3,043	822,763		825,806
Restricted common shares issued to employees			130,000	130	65,030		65,160
Stock option grants					459,266		459,266
Payment related to Rule 16B					32,950		32,950
Net loss						(6,509,115)	(6,509,115)

Balance at June 30, 2007	-	$-	39,152,803	$39,152	$45,372,958	$(46,714,030)	$(1,301,920)

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		As Restated

Operating activities

Net loss	$(6,509,115)	$(8,099,093)

Adjustments to reconcile net loss to cash used by operations
Loss on extinguishment of redeemable preferred stock
and other debt	-	5,652,404
Stock based compensation to employees and directors	524,426	-
Common stock and warrants issued for services	157,115	662,125
Accretion and amortization of debt costs included in
interest expense	4,341,143	698,257
Loss on disposal of assets	1,226	-
Depreciation	21,177	3,210
Amortization	197,164	41,813
Change in operating assets and liabilities
Accounts receivable	75,885	-
Inventories	(6,568)	(22,277)
Prepaid expenses and other current assets	(80,869)	(317,718)
Accounts payable and accrued expenses	691,225	836,137
Customer deposits	-	19,093
Accrued payroll and payroll taxes	-	(29,310)
Net cash used by operating activities	(587,191)	(555,359)

Investing Activities
Purchase of equipment	(81,013)	(1,962)
Net cash used by investing activities	(81,013)	(1,962)

Financing Activities
Proceeds from issuance of notes payable to related parties	-	562,000
Proceeds from revolving note payable	250,000	-
Proceeds from issuance of convertible debentures	5,135,913	-
Repayments of notes payable	(566,150)	-
Redemption of preferred stock	(3,350,020)	-
Proceeds from Rule 16B	32,950	-
Repayments from related parties	31,860	-
Debt issuance costs	(220,621)	-
Repayment of capital lease obligations	(7,546)	-
Net cash provided by financing activities	1,306,386	562,000

Increase in cash	638,182	4,679

Cash at beginning of period	97,777	3,693

Cash at end of period	$735,959	$8,372

Supplemental disclosure:
Cash paid for interest	$136,072	$15,414

See accompanying notes to condensed financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The historical business of Solomon Technologies, Inc. (“STI” or the “Company”) has been the development, engineering, manufacturing, licensing and sale of electric power drive systems in the marine, industrial and automotive markets. In August 2006, the Company acquired Technipower LLC (See Note 6), a manufacturer of power supplies and related equipment for the defense, aerospace and commercial markets. As a result of this acquisition, the Company now operates in two segments, the Motive Power Division, which encompasses the historical business of STI, and the Power Electronics Division which encompasses the business of Technipower LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and has not generated cash from its operating activities for several years. For the six-months ended June 30, 2007, the Company had a net loss of $6,509,115 and used cash of $587,191 in operating activities. As of June 30, 2007, the Company has a working capital deficiency of $6,279,970. Furthermore, as discussed in Note 19, as of July 1, 2007, the Company is in default of the Variable Rate Self-Liquidating Senior Secured Convertible Debentures agreement with an aggregate principal balance of $4,815,000 and related Registration Rights Agreement. In additional, the Company is delinquent for the payment of payroll taxes and balances to certain employees. These conditions raise substantial doubts about the Company’s ability to continue as a going concern.

Management is continuing to implement a plan to broaden its market and product base and exploit its intellectual property that it expects will generate cash flow from operations. As part of this plan, management intends to grow its business through licensing of its proprietary and patented technologies and through the acquisition of businesses that fit its strategy. Management is identifying licensing opportunities that leverage its existing or acquired knowledge and provide substantial positive current financial impact while it also aggressively pursues infringers of its existing patents. Management is also identifying acquisition targets that augment its existing intellectual property, marketing channels and human resources and provide strong cash flow. Additionally, management is actively seeking additional sources of capital. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2006 contained in the annual report on Form 10-KSB as filed with the SEC. Operating results for interim periods are not necessarily indicative of the results for the full year.

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the reporting period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates or assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Estimates are primarily used in determining the valuation of goodwill and other intangible assets, provisions for losses on accounts receivable, allowances for inventory obsolescence, accounting for depreciation, accounting for stock-based transactions and certain accrued liabilities.

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND RESTATEMENT

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Technipower LLC (“Technipower”), from the date of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

In connection with the preparation and filing of Amendment No. 1 to the Company’s Form 10-QSB for the quarter ended September 30, 2006, the Company noted certain errors related to the interim financial statements for the three and six months ended June 30, 2006 which were included in the Company’s Form 10-QSB for the period ended June 30, 2006. The errors principally related to the failure to recognize of a liability associated with a compensation plan for two senior executives. To correct these errors the Company recorded a $141,910 accrual for compensation due to two senior executives related to an agreement and a $60,000 distribution paid to a Series B preferred stock holder in March 2006 related to common stock issued to induce the holder to convert the Series B preferred stock to common stock, and reclassified the amortization of deferred debt costs to interest expense of $218,428 for the six months ended June 30, 2006.

The effects of the corrections on the Company’s statement of operations for the three months ended June 30, 2006 follow:

	As Previously
Line Item Description	Reported	Restated

Operating expenses	$573,050	$481,409
Operating loss	568,616	481,409
Interest expense	41,359	145,787
Net loss	594,810	607,597
Loss attributable to common stockholders	594,810	607,597
Basic and diluted net loss per common share	0.02	0.02

The effects of the corrections on the Company’s statement of operations for the six months ended June 30, 2006 follow:

	As Previously
Line Item Description	Reported	Restated

Operating expenses	$1,542,686	$1,466,168
Operating loss	1,535,456	1,458,938
Interest expense	769,323	987,751
Net loss	7,957,183	8,099,093
Preferred stock dividends	-	60,000
Loss attributable to common stockholders	7,957,183	8,159,093
Basic and diluted net loss per common share	0.35	0.36

The effects of the corrections on the Company’s statement of cash flows for the six months ended June 30, 2006 follow:

	As Previously
Line Item Description	Reported	Restated

Net loss	$7,957,183	$8,099,093
Accounts payable and accrued expenses	694,227	836,137

NOTE 3 - LOSS PER SHARE

Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the three and six months ended June 30, 2007 and 2006, diluted loss per share does not include the dilutive effect, if any, from the potential exercise of stock options, warrants and the January 2007 Debenture using the treasury stock method, because the effect would have been anti-dilutive and which amounted to 6,605,000 and 948,000 shares, respectively.

NOTE 4 - INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing asset and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company  adopted the  provisions  of Financial  Standards  Accounting  Board Interpretation  No. 48 "Accounting  for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"), effective January 1, 2007. The Company has not completed its evaluation of net operating loss carryforward and the related full valuation allowance. Additionally the Company may be subject to Section 382 limitations of the Internal Revenue Code in connection with a change in ownership. The management of the Company believes these factors will not have a significant impact on the financial position of the Company. As the Federal income tax returns remain subject to normal review and adjustment for up to three years, the Company's 2003, 2004, 2005 and 2006 returns remain open and available to the Internal Revenue Service for the purpose of review and possible adjustment. Management believes that an audit or review of the prior years, would result in no material tax liability and therefore no income tax penalties or interest accruals have been recognized.

NOTE 5 - STOCK BASED COMPENSATION

Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)), using the modified prospective method. Under this method, compensation cost is recognized for all share-based payments granted, modified, or settled after January 1, 2006, as well as for any unvested awards that were granted prior thereto. Compensation cost for unvested awards granted prior to January 1, 2006 is recognized using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123 “Accounting for Stock-Based Compensation.” Compensation costs for awards granted after January 1, 2006 are valued based on the estimated fair value of the awards on their grant date and are generally recognized over the required services period.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no stock-based compensation expense was recognized in operations as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. All stock options outstanding at December 31, 2005 and 2004 were fully vested.

Total stock-based compensation was $524,426 for the six month period ended June 30, 2007. There was no expense in the six month period ended June 30, 2006. In calculating compensation expense related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Six-Months Ended June 30, 2007
Expected term	3 Years
Expected volatility	172%
Dividend yield	0.0%
Risk-free interest rate	4.80%
Forfeiture rate	0%

The computation of expected volatility used in the Black-Scholes pricing model is based on the historical volatility of the Company’s share price. The expected term is based on a review of historical employee exercise behavior with respect to option grants.

A summary of the changes in stock options outstanding for the six-months ended June 30, 2007 follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2007	870,335	$1.39
Granted	935,000	1.64

Outstanding at June 30, 2007	1,805,335	$1.50

The intrinsic value of outstanding and exercisable options was $0 at June 30, 2006. Total compensation expense related to non-vested awards not yet recognized is $1,485,000 and the weighted average period over which it is expected to be recognized is 2.33 years. Management expects that all non-vested awards will vest.

The following table summarizes the Company's stock options at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

$.22 to $1.00	790,335	5.31	$.51	455,335	$0.73
$1.45 to $2.09	515,000	4.07	$1.75	213,333	$1.82
$2.80 to $3.00	500,000	9.58	$2.80	0	$2.80
	1,805,335			668,668

The employment contracts of two executives contain provisions for additional performance based options to purchase an aggregate of 325,000 common shares. The performance based options will only vest if certain 2007 performance goals are achieved. The performance goals are annualized sales of $25,000,000 by the end of 2007 based on the cumulative monthly sales for the fourth quarter of 2007 multiplied by four and breakeven cash flow by the end of 2007 based on the sum of the monthly cash flows for the last two months of the year. Because the achievement of performance goals was not probable as of June 30, 2007, the Company has not recognized any compensation expense related to these performance based options. The Company will have to record an additional charge related to these options, when it is probable that the performance criteria have been met at the then fair value of the options.

Agreements with certain employees provide that options granted to purchase an aggregate 160,000 common shares (at an exercise price of $0.22) will be subject to accelerated vesting if certain financial and non-financial performance goals are achieved. The Company has recognized compensation expense for these options based on the stated vesting period for the options without giving effect to accelerated vesting based on achieving the performance goals because at June 30, 2007, it was not probable that the Company will meet the performance goals. The Company will have to record additional charge, which is the difference in fair value of the options before the achievement of performance goals becomes probable and after.

In additions to the above options, certain employees of the Company are entitled to cash bonuses totaling $290,000 if 2007 performance goals are achieved.

Stock Warrants

A summary of the changes in warrants outstanding for the six-months ended June 30, 2007 follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2006	453,174	$2.23

Issued	2,006,250	2.00
Expired	(67,174)	3.31

Outstanding and exercisable at June 30, 2007	2,392,250	$1.95

As further discussed above and in Note 10, on January 17, 2007 the Company issued 2,006,250 common stock warrants with an exercise price of $2.00 per share as part of the sale of the Company's January 2007 Debentures

NOTE 6 - BUSINESS ACQUISITION

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

This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The allocation process requires an analysis of acquired tangible assets, customer relationships, trade-names and non-compete agreements to identify and record the fair value of all assets acquired and liabilities assumed. Management considered various factors in determining fair value, including but not limited to future expected discounted cash flows, third-party valuations, and appropriate discount rates. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill.

The Company must issue additional shares to the sellers at the one year anniversary if the 30-day average trading price is more than 5% less than $0.65 per share. Such amounts, if any, will not affect the purchase amount recorded.

The results of operations of Technipower have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the unaudited combined results of operations of the Company and Technipower, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net sales	$1,303,661	$2,524,086

Net loss	$(781,801)	$(8,435,779)

Net loss applicable to common stockholders	$(856,801)	$(8,645,779)

Basic and diluted net loss per share	$(0.03)	$(0.32)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

NOTE 7 - INTANGIBLE ASSETS

The following table presents the details of the Company’s intangible assets at June 30, 2007:

	Cost	Accumulated Amortization	Net Book Value
Amortizable:
Customer relationship	$1,210,000	$(210,774)	$999,226
Trade name	367,000	(31,965)	335,035
Non-compete agreement	160,000	(27,871)	132,129
Patents	814,162	(555,265)	258,897
	$2,551,162	$(825,875)	$1,725,287

Total amortization expense was $197,164 and $41,813 for the six month periods ended June 30, 2007 and 2006, respectively.

NOTE 8 - INVENTORIES

Inventories at June 30, 2007 consist of the following:

Raw materials	$777,504
Work-in-process	613,360
Finished goods	44,953
$1,435,817

NOTE 9 - STOCK ISSUANCES AND OTHER EQUITY EVENTS

As discussed in Note 10, on January 17, 2007 the Company sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the January 2007 Debentures) . As further described in Note 10, the intrinsic value of the beneficial conversion feature associated with the Debentures, which was determined to be approximately $2,778,229, was recorded as additional debt discount with a corresponding increase to additional paid in capital. As part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. The relative fair value of the warrants, which was determined to be approximately $2,571,771, was recorded as a discount to the underlying debt and a corresponding increase to additional paid in capital. In connection with the sale of the Debentures, the Company also issued 290,000 shares of common stock with a fair value on the date of issuance of $791,700 to its financial advisor for the transaction.

On January 22, 2007, approximately $3,350,000 of the proceeds from the sale of the Debentures was used to redeem approximately 2,873,500 shares of the Company’s Series C convertible preferred stock. The liquidation preference amount at the time of the redemption was 175% of the stated value of the redeemed shares and was recorded as a preferred stock dividend of approximately $1,413,000. Also on January 22, 2007, the remaining 1,741,881 shares of Series C preferred stock were converted into 1,741,881 shares of common stock.

During the six months ended June 30, 2007, the Company issued 59,441 share of commons stock, with a fair value of $157,115 at the time of issuance, for fees and services.

In February 2007, the Company awarded and issued 110,000 shares of restricted common stock to its CEO, Gary Brandt, pursuant to Mr. Brandt’s employment agreement. The shares vest over a three year period according to a schedule in the agreement. The fair value of the shares at the time of issuance was approximately $306,000. This amount will be recorded as compensation expense over the vesting period. Compensation expense recognized related to these shares was approximately $61,000 for the six months ended June 30, 2007.

In May 2007, the Company issued 20,000 shares of common stock with an estimated fair value of $4,000 to its President Peter DeVecchis pursuant to Mr. DeVecchis’ employment agreement.

In May and June 2007 the Company issued an aggregate of 3,043,270 shares of common stock with an estimated fair value of $825,806 to the January 2007 Debenture holders (Note 10) as a first redemption of January 2007 Debentures and related accrued interest of $535,000 and $71,333, respectively. The Company recorded additional interest expense of approximately $219,000 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued.

NOTE 10 - DEBT

Notes Payable to Related Parties

On July 28, 2006, the Company borrowed $125,000 from an affiliate of Michael D’Amelio, a director of the Company and issued a promissory note in the principal amount of $125,000. The note bears interest at a rate of 15% per annum and matured on August 28, 2006. The note is currently in default and carries a default interest rate of 18% per annum.

On December 31, 2006, the Company entered into an agreement with holders of notes payable with a principal amount of $1,712,085 to extend the maturity dates of the notes to September 30, 2007. To induce the noteholders to extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock at a rate of 10,000 shares for each $100,000 of principal or cash equal to five percent of the principal amounts of the notes. Noteholders with notes aggregating $790,085 of principal agreed to receive a total of 79,009 shares of common stock with a fair value of $179,363 at December 31, 2006. This amount has been included in deferred debt costs and is being amortized to interest expense through September 30, 2007. The shares were issued in March 2007. During the first quarter of 2007, the Company has recorded additional deferred costs of $46,100 for the noteholders that selected cash payments.
The Company’s board of directors has authorized additional borrowings of up to $287,915 from the current noteholders and others on the same terms as the notes issued to the noteholders.

Revolving Note Payable to Bank

Pursuant to Technipower LLC’s revolving note payable (the “Note”) with a bank, Technipower LLC can borrow up to $1,500,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. The Note bears interest at the prime rate (8.25% at June 30, 2007), requires no principal amortization, and has a maturity date of June 1, 2008. Amounts outstanding under the Note were $1,000,000 at June 30, 2007 with an additional availability of $2,434.

Substantially all of Technipower LLC’s assets have been pledged as collateral for the Note.

Notes Payable to Davis & Gilbert LLP

On November 17, 2006, the Company converted $526,149 of trade accounts payable to Davis & Gilbert LLP (“D&G”), the Company’s general counsel, to a promissory note payable (the “Promissory Note”) with an original principal of $529,149. The Promissory Note and accrued and unpaid interest at 12% was payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $5 million, or March 31, 2007. To induce D&G to enter into this agreement, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at $1.73 a share. The exercise price was adjusted on May 14, 2007 to $1.00, when the underlying shares were registered for resale in accordance with the provisions of the warrants. The fair value of the warrant of $320,000 was initially recorded as deferred debt costs and was amortized over the Promissory Note’s term. The Company repaid substantially all of the Promissory Note in 2007 with proceeds from the January 22, 2007 debenture transaction described below.

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

Issuance of Variable Rate Self-Liquidating Senior Secured Convertible Debentures and Common Stock Purchase Warrants

On January 17, 2007, the Company sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “January 2007 Debentures”) due March 17, 2008. The Company used approximately $3,350,000 of the net proceeds of the Debentures to redeem 2,873,500 shares of Series C preferred stock, approximately $768,250 of the net proceeds to pay down a promissory note and other obligations and retained approximately $1,018,000 of the net proceeds as working capital.

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

Prior to maturity, the January 2007 Debentures will bear interest at the higher of (i) 8% per annum or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at the Company’s option, in shares of common stock. The Company’s ability to pay interest with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the common stock. All overdue and accrued interest will accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default under the Debentures and for so long as the event of default is continuing, the Debentures will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law. Accrued interest, related to the January 2007 Debentures, which is included in accrued expenses, amounted to $32,100 as of June 30, 2007.

Beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the January 2007 Debentures and May 17, 2007, and on the first day of each month thereafter, the Company will be required to redeem 1/10th of the face value of the January 2007 Debentures in cash or, at the Company’s election, with shares of common stock. The Company’s ability to pay the redemption price in shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in common stock. Any common stock delivered in satisfaction of an amortization payment will be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. As of June 30, 2007, January 2007 Debentures and related accrued interest in the amount of $535,000 and $71,333, respectively have been redeemed with registered common stock. Upon redemption, the Company recorded additional interest expense in the amount of approximately $219,000 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued. Any unconverted January 2007 Debentures will become due at maturity.

At any time after the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the January 2007 Debentures, the Company may redeem, subject to specified conditions and upon 12 trading days’ written notice, any or all of the outstanding January 2007 Debentures for a redemption price of cash in the amount of 120% of the principal amount plus accrued and unpaid interest on the January 2007 Debentures to be redeemed.

The Company’s obligations under the January 2007 Debentures are secured by a security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated as of January 17, 2007 between the Company and the purchasers of the January 2007 Debentures. The Company has agreed that in the event that it forms any new subsidiaries and moves assets to those subsidiaries, those subsidiaries will become guarantors of the January 2007 Debentures.

As a part of the sale of the January 2007 Debentures, the Company issued common stock purchase warrants (the January 2007 Warrants) to the purchasers of the January 2007 Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. The January 2007 Warrant exercise price is subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any common stock, or other security convertible into common stock, for a per share price less than the exercise price then in effect, the exercise price of the January 2007 Warrants with respect to shares of common stock will be reduced to equal such lower price and the number of shares of common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price for common stock will not apply to certain exempt issuances, including issuances to officers, directors and employees and in strategic transactions and up to an aggregate of $200,000 of common stock that may be issued in any six month period. All of the January 2007 Warrants will expire on January 17, 2012, unless sooner exercised. As of June 30, 2007, none of the warrants issued in connection with the January 2007 Debentures have been exercised.

In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these January 2007 Warrants on their date of grant, which was determined to be approximately $2,571,771 was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the underlying debt. The fair value of the January 2007 Warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.78%, no dividends, expected volatility of approximately 179% and an expected warrant life of approximately 3 years. As of June 30, 2007, the unamortized discount on the January 2007 Debentures amounted to approximately $2,194,000.

In connection with the sale of the January 2007 Debentures and January 2007 Warrants, the Company entered into a Registration Rights Agreement with the purchasers of the January 2007 Debentures and January 2007 warrants under which the Company is required, on or before February 16, 2007, to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the January 2007 Debentures and January 2007 Warrants and to use the Company’s best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by May 17, 2007. The Company filed the registration statement on February 12, 2007 and was declared effective on May 14, 2007.

In accordance with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company measured their contingent obligation under the Registration Rights Agreement in accordance with FASB Statement No. 5, “Accounting for Contingencies”. As of June 30, 2007 the Company was not in compliance with their obligations under the Registration Rights Agreements. Additionally, the Company was not in compliance as to redemption due on July 1 and August 1, 2007. The Company is in process of amending January 2007 Debentures (see Note 19) as well as obtaining compliance waivers from the January 2007 Debenture holders.

As of June 30, 2007, the Company has estimated liquidated damages under the Registration Rights Agreement for failure to timely file a registration statement by the defined date in the amount of $160,500, which has been included in accrued expenses in the accompanying consolidated financial statements.

NOTE 11 - PATENT INFRINGEMENT

The Company is involved in litigation against Toyota Motor Corporation and certain of its affiliates (collectively, “Toyota”) for infringement of its Electric Wheel patent. On January 10, 2006, the Company filed a complaint with the United States International Trade Commission (“ITC”) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology.

On April 30, 2007, the ITC terminated the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930. On June 1, 2007, the Company announced that it will appeal the determination of the ITC to the Court of Appeals for the Federal Circuit in Washington, DC (CAFC). The Company believes that the ITC’s findings are not binding on other courts and that the CAFC is the appropriate forum by which to establish the proper interpretation of its patent claims and to provide future options to pursue full and fair remedies.

The Company has an agreement with Oliver Street Finance LLC (“Oliver Street”). Under this agreement Oliver Street provides funding to the Company to prosecute the Company’s initial patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Manufacturing North America (collectively, “Toyota”). Oliver Street pays all legal fees and out of pocket expenses billed by the Company’s special patent counsel in connection with the litigation against Toyota and approved by the Company in exchange for a portion of any recovery that the Company may receive from the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on the Company’s behalf. Michael A. D’Amelio, a director and shareholder of the Company, is a principal of Oliver Street. Through February 15, 2006, Mr. D’Amelio was the beneficial owner of more than 10% of the Company’s common stock. During this period, expenses paid on behalf of the Company by Oliver Street totaling $236,620 in 2005 and $129,949 in 2006 were recorded as professional fee expense as well as an increase to additional paid-in capital. In connection with the extinguishment of the Redeemable Series A preferred stock for common stock on February 15, 2006, Mr. D’Amelio’s beneficial ownership of the Company's common stock decreased to below 10%. As such, expenses paid by Oliver Street on behalf of the Company since February 15, 2006 are no longer reflected in the financial statements.

On June 7, 2007 the Company announced the engagement of new patent counsel, as additional litigation counsel in this matter. The Company has no present agreement to provide funding to prosecute the appeal litigation.

NOTE 12 - ACCRUED AND UNPAID PAYROLL TAXES

At June 30, 2007, the Company has accrued interest and penalties of $222,000 related to payroll and payroll related taxes. This amount includes additional interest of approximately $95,000 charged to operations in the first six months of 2007. The interest and penalties were the subject of a delinquency proceeding with the U.S. Internal Revenue Service. During the first quarter of 2007, the Company signed an agreement with the IRS to settle the outstanding interest and penalties. The agreement provides for the Company’s payment of the accrued interest and penalties in monthly installments of $10,000.

NOTE 13 - POTENTIAL ACQUISITIONS

On June 1, 2007, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Del-Inc Acquisition LLC, Deltron, Inc., Corporacion Delinc S.A. de CV, Aaron Anton and certain other persons to acquire substantially all the assets of Deltron, Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico, for an aggregate purchase price of approximately $3.4 million, subject to adjustment. By amendment dated July 9, 2007, the parties to the Purchase Agreement extended the Closing Date to July 26, 2007 and extended the date upon which the Purchase Agreement may be terminated from May 31, 2007 to August 2, 2007. By a second amendment dated August 2, 2007, the parties further extended the Closing Date to August 6, 2007 and extended the date upon which the Purchase Agreement may be terminated to August 10, 2007. The acquisition is subject to customary closing conditions, and there can be no assurance that all of those closing conditions will be satisfied.

On July 2, 2007, the Company entered into a letter of intent to acquire Unipower Corporation, a Coral Springs, Florida based manufacturer of power supplies and related equipment for telecom, datacom, network equipment and industrial applications. Unipower provides high-density, low profile and hot swap power system solutions and has overseas operations in the United Kingdom. The letter of intent contemplates that, through an acquisition subsidiary, the Company will purchase all of the capital stock of Unipower for cash in an amount to be determined with the purchase price subject to changes in Unipower's net assets through the closing date. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation. Management currently anticipates that it will complete the transaction during the second half of 2007.

NOTE 14 - CREDIT FACILITY

In December 2006 the Company signed a financing term sheet for a credit facility to be used exclusively for acquisitions. The term sheet contemplates a facility of up to $10 million on a standby basis secured by the acquired assets and guaranteed by the Company. The Company and the lender have agreed in principle to increase the facility to $15 million. The Company intends to use the facility to strike more quickly at unique smaller acquisition opportunities that are consistent with its growth plans. The credit facility will have a one year term that will be renewable at the option of the lender. The standby credit facility will carry an interest rate of 12% per annum plus monitoring fees of 1% per quarter of the amounts outstanding under the credit facility and investment fees of 5% of the amounts outstanding under the facility. The Company will also pay a commitment fee of 2% of the full amount of the facility upon execution of definitive documents. The investment fees and the commitment fees will be payable in shares of common stock. Any lending under the facility will be conditioned on the approval of the proposed acquisition by the lender’s investment committee and will be subject to the lender’s normal due diligence. The facility is subject to normal documentation requirements. The Company anticipates that the required documentation will be completed in the third quarter of 2007. The lender, JMC Venture Partners, LLC, is an affiliate of Michael D’Amelio, a director and executive officer of the Company.

NOTE 15 - TRANSACTIONS WITH RELATED PARTIES

During the quarter ended December 31, 2006 the Company issued a total of 79,009 shares of common stock to certain note holders to extend the terms of payment to September 30, 2007. The estimated fair market value was $179,363. During the quarter ended March 31, 2007 the Company accrued $46,100 in cash incentives to certain note holders to extend the terms of payment to September 30, 2007. Interest expense on notes to related parties was approximately $253,000 for the six months ended June 30, 2007.

In February 2007, the Company awarded and issued 110,000 shares of restricted common stock to its CEO, Gary Brandt, pursuant to Mr. Brandt’s employment agreement. The shares vest over a three-year period according to a schedule in the agreement. The fair value of the shares at the time of issuance was approximately $306,000. This amount will be recorded as compensation expense over the vesting period. Compensation expense recognized related to these shares was approximately $61,000 for the six months ended June 30, 2007.

In 2007 and 2006, Bril Corporation provided bookkeeping services for $5,000 a month. Two principals of Bril Corporation are also directors and stockholders of the Company. Total expense for the six months ended June 30, 2007 and 2006 was $30,000 for each six-month period.

NOTE 16 - SEGMENTS

The major segments the Company serves are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which represents the business of Technipower and specializes in the design, development and production of customer power systems, chassis and power supply products for defense related markets.

Segment financial information follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Sales to unaffiliated customers:
Power Electronics	$1,638,413	$0	$3,038,332	$0
Motive Power	0	7,547	31,678	12,912
	$1,638,413	$7,547	$3,070,010	$12,912
Net Profit (Loss):
Power Electronics	$199,521	$0	$248,321	$0
Motive Power	(998,028)	(476,975)	(1,900,120)	(1,458,938)
Operating Loss	(798,507)	(476,975)	(1,651,799)	(1,458,938)
Interest expense	(2,682,060)	(145,787)	(4,876,000)	(987,751)
Other expense	18,684	0	18,684	0
Loss on extinguishments of redeemable preferred stock and other debt	0	15,165	(0)	(5,652,404)
Net Loss	(3,461,883)	(607,597)	(6,509,115)	(8,099,093)
Preferred stock dividends	0	0	(1,413,031)	(60,000)
Loss applicable to common stockholders	$(3,461,883)	$(607,597)	$(7,922,146)	$(8,159,093)

NOTE 17 - NEW ACCOUNTING STANDARDS

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

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Business Acquisition

In connection with the Company’s acquisition of Technipower LLC in August 2006, the Company must issue additional shares to the sellers at the one year anniversary if the 30-day average trading price is more than 5% less than $0.65 per share. Such amounts, if any, will not affect purchase consideration. Using an average share price based upon the 30-day trading period ending August 14, 2007, management estimates that the Company will be required to issue approximately 1,970,000 additional common shares to the Technipower sellers. The additional shares to be issued to the seller should be registered by the Company pursuant to the terms of Registration Rights Agreement, executed in connection with the Purchase Agreement, and the Company shall make its reasonable best efforts to cause the registration of the additional shares to be effective until August 17, 2008 at the latest.  The failure to register the additional shares pursuant to the terms of the Registration Rights Agreement will result in a breach of contract and will subject the Company to liabilities attendant to breach of contract claims, which may include damages and/or equitable relief.

NOTE 19- SUBSEQUENT EVENTS

Default on Variable Rate Self-Liquidating Senior Secured Convertible Debentures and Common Stock Purchase Warrants

On July 1, 2007 the Company failed to make the redemption payment due the January 2007 Debenture holders in cash. Although the Company has the option to settle the redemption price in shares of its common stock, its ability to do so is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in the common stock. Any common stock delivered in satisfaction of an amortization payment valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. The Company filed a registration statement for shares to be issued upon conversion or redemption of the January 2007 Debentures in February 2007 and the registration statement was declared effective on May 14, 2007. The Company made the initial redemption payment, due June 1, 2007, in shares of common stock. However, there were an insufficient number of shares of common stock remaining available under the registration statement to issue shares in payment of the redemption payments that were due on July 1, 2007 and August 1, 2007, in a timely manner.

The Company's failure to make the redemption payments when due is a default under the terms of the January 2007 Debentures. Additionally, under the Registration Rights Agreement, the Company agreed to file a new registration statement within 30 days after determining that the shares covered by any existing registration statements are insufficient to permit the sale of all shares that may be issued upon redemption or conversion of the Debentures and exercise of the warrants issued to the purchasers of the Debentures. The Company is required to cause such new registration statement to be declared effective within 60 days after making such determination. The Company will be subject to certain monetary penalties if the registration statement is not filed or does not become effective on a timely basis. The penalties are generally equal to 2% of the aggregate purchase price paid for the January 2007 Debentures then held by the purchasers. If the penalties are not paid in full within 10 days after the date payable, the Company will be liable for interest on the unpaid penalties at a rate of 15% per annum, accruing daily. The penalties may not exceed 2% of the aggregate Subscription Amount of the purchasers in any 30-day period and the maximum aggregate liquidated damages payable to a purchaser is 24% of the aggregate subscription amount paid by such holder.

The unpaid portion of that redemption amount will begin to accrue interest at an annual rate of 15% (or the maximum permitted by law, if lower) beginning 5 days after date that the redemption amount became due and continuing through the date of repayment of the redemption amount (but only if the holders ultimately elect to accelerate the Debentures). Further, at the election of the holders to accelerate the Debenture, the outstanding principal amount and accrued interest will become due at the Mandatory Default Amount (generally, the sum of (i) the greater of (A) 130% of the outstanding principal amount of the Debentures, plus all accrued and unpaid interest thereon, or (B) the outstanding principal amount of the Debentures, plus all accrued and unpaid interest thereon, divided by the conversion price of the Debentures multiplied by the volume weighted average price of Solomon's common stock on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher volume weighted average price, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the Debentures).

Director Compensation

On July 13, 2007 the Company’s Board of Directors adopted a 2007 Non-Employee Director Compensation Plan pursuant to which all non-employee directors of the Company received a one-time grant of 150,000 restricted shares of common stock subject to a 60 day holding period; and all non-employee directors serving on committees of the Board of Directors will receive compensation equal to $10,000 per year, payable in cash.

ITEM 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended June 30 , 2007 and 2006 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Overview

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. We intend to expand the licensing, manufacturing, and sale of electric power drive systems, including those incorporating hybrid and regenerative technologies, and the licensing and manufacture of our Electric Wheel ® and Electric Transaxle TM for automotive, hybrid and all-electric vehicle applications. Our goal is to become a leader in the manufacture, licensing and sale of electric power drive systems for specialized high value original equipment manufacturers.

We have historically generated limited operating revenues. In order for us to market our existing products successfully on a national and international level, we will likely be required to close public or private offerings of our equity securities successfully. If we are unable to obtain necessary financing, we will expand our operations only as cash flow from operations allows.

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

Under the Certificate of Designations for our Series C preferred stock, the holders of the Series C preferred stock were entitled to dividends at the rate of 10% of the stated value of the Series C preferred stock and a liquidation preference that was initially equal to the stated value of the Series C preferred stock plus accrued dividends but rose to 175% of the stated value of the Series C preferred stock plus accrued dividends after December 15, 2006. The “stated value” per share of Series C Preferred Stock was $0.65. The holders of Series C preferred stock also had redemption rights. On January 22, 2007, we redeemed approximately 2,873,500 shares of the Series C preferred stock for an aggregate of approximately $3,350,000. We recorded the liquidation preference on the shares redeemed as a preferred stock dividend of approximately $1,400,000. Also on January 22, 2007, we converted the remaining 1,741,881 shares of Series C preferred stock into 1,741,881 shares of common stock and fractional shares were converted into cash based on the market price of our common stock on the date of the transaction. There are presently no shares of Series C preferred stock outstanding and we have filed a certificate of elimination removing the Series C preferred stock from our certificate of incorporation.

After the acquisition of Technipower, we divided our operations into two divisions: a Motive Power Division, which encompasses our electric power drive technologies, and a Power Electronics Division, which encompasses the business of Technipower. With this new structure, we intend to exploit opportunities for market consolidation, cross marketing and core business growth in separate but compatible niche markets for specialized high value original equipment manufacturer (“OEM”) power applications and electric power drive systems. Although our operating assets have been segregated into two divisions, we expect and encourage a formal exchange of engineering and sales talent across the business units.

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

On June 1, 2007, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Del-Inc Acquisition LLC, Deltron, Inc., Corporacion Delinc S.A. de CV, Aaron Anton and certain other persons to acquire substantially all the assets of Deltron, Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico, for an aggregate purchase price of approximately $3.4 million, subject to adjustment. By amendment dated July 9, 2007, the parties to the Purchase Agreement extended the Closing Date to July 26, 2007 and extended the date upon which the Purchase Agreement may be terminated from May 31, 2007 to August 2, 2007. By a second amendment dated August 2, 2007, the parties further extended the Closing Date to August 6, 2007 and extended the date upon which the Purchase Agreement may be terminated to August 10, 2007. The acquisition is subject to customary closing conditions, and there can be no assurance that all of those closing conditions will be satisfied.

On July 2, 2007, we announced that we had signed a letter of intent to acquire Unipower Corporation, a Coral Springs, Florida based manufacturer of power supplies and related equipment for telecom, datacom, network equipment and industrial applications. Unipower is a leader in high-density, low profile and hot swap power system solutions and has overseas operations in the United Kingdom. The letter of intent contemplates that, through an acquisition subsidiary, we will purchase all of the capital stock of Unipower for cash in an amount to be determined with the purchase price subject to increase or decrease based on changes in Unipower's net assets through closing. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation. While no assurances can be given as to when the acquisition may close, we currently anticipate that the acquisition will close in the latter half of 2007.

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

In December 2006 we signed a financing term sheet for a credit facility to be used exclusively for acquisitions. The term sheet contemplates a facility of up to $10 million on a standby basis secured by the acquired assets and guaranteed by Solomon. The Company and the lender have agreed in principle to increase the facility to $15 million. While no assurance can be given as to when the facility will be put in place, we anticipate that the required documentation will be completed in the third quarter of 2007. The lender, JMC Venture Partners, LLC, is an affiliate of Michael D’Amelio, a director and executive officer of our company. We provide more information about this credit facility in “Liquidity and Capital Resources” below.

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

Since March 2005, we have entered into various loan transactions with third parties as well as affiliates pursuant to which we raised capital to refinance debt, redeem preferred stock and provide working capital.

In January 2007, we sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due March 18, 2008. In July 2007, we defaulted on this obligation.. We provide more information about these loan transactions in “Liquidity and Capital Resources” and in Part II, Item 3 "Default Upon Senior Securities", below.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three months ended June 30, 2007 compared with three months ended June 30, 2006.

For the three months ended June 30, 2007 we generated revenues of $1,638,413 as compared to $7,547 for the three months ended June 30, 2006, an increase of $1,630,866. Cost of products sold for the three months ended June 30, 2007 was $836,658, generating a gross margin of $801,755. Cost of products sold for the three months ended June 30, 2006 was $3,113, generating a gross margin of $4,434. The increase in our revenues was due to the results of our Power Electronics Division,. We believe that with this addition, revenue levels will continue to equal or exceed those of previous quarters.

Research and Development costs were $305,462 for the three months ended June 30, 2007 as compared to $0 for the three months ended June 30, 2006. The increase was the result of continued R&D expenditures in our Power Electronics Division as the Company continues to target the design and production of custom power-ready systems, chassis and power supply products for industrial and defense-related markets..

Selling, general and administrative expenses were $1,294,800 for the three months ended June 30, 2007 as compared to $481,409 for the three months ended June 30, 2006, an increase of $813,391 or 169%. This increase was partially due to the additional expense of our Power Electronics Division as well as the additional compensation expense related to the retention of a Chief Executive Officer in February 2007.

We incurred interest expense of $2,682,060 for the three months ended June 30, 2007. Interest expense incurred for the three months ended June 30, 2006 was $145,787. The increase of $2,536,273 in interest expense was primarily due to an increase in accrued cash and non-cash interest charges related to the variable rate self-liquidating senior secured convertible debentures sold in January 2007.

The elements of interest expense for the quarters ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007	2006
Accretion and dividends, Series A preferred stock	$-	$-
Interest on notes payable	131,214	145,787
Interest on bank debt	16,426	-
Interest on unpaid payroll taxes and penalties	14,166	-
Interest and accretion on variable rate self-liquidating senior secured convertible debentures	2,520,254	-

Total interest expense	$2,682,060	$145,787

We reported a net loss and loss applicable to common stockholders for the three months ended June 30, 2007 of $3,461,883. Our net loss and loss applicable to common stockholders for the three months ended June 30, 2006 was $607,597.

Six months ended June 30, 2007 compared with six months ended June 30, 2006.

For the six months ended June 30, 2007 we generated revenues of $3,070,010 as compared to $12,912 for the six months ended June 30, 2006, an increase of $3,057,098. Cost of products sold for the six months ended June 30, 2007 was $1,615,945, generating a gross margin of $1,454,065. Cost of products sold for the six months ended June 30, 2006 was $5,682, generating a gross margin of $7,230. The increase in our revenues was due to the results of our Power Electronics Division.

Research and Development costs were $559,126 for the six months ended June 30, 2007 as compared to $0 for the six months ended June 30, 2006. The increase was the result of continued R&D expenditures in our Power Electronics Division.

Selling, general and administrative expenses were $2,546,738 for the six months ended June 30, 2007 as compared to $1,466,168 for the six months ended June 30, 2006, an increase of $1,080,570 or 74%. This increase was primarily due to the additional expense of our Power Electronics Division as well as the additional compensation expense related to the retention of a Chief Executive Officer in February 2007.

We incurred interest expense of $4,876,000 for the six months ended June 30, 2007. Interest expense incurred for the six months ended June 30, 2006 was $987,751. The increase of $3,888,249 in interest expense was primarily due to an increase in accrued cash and non-cash interest charges related to the variable rate self-liquidating senior secured convertible debentures sold in January 2007.

The elements of interest expense for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,
	2007	2006
Accretion and dividends, Series A preferred stock	$-	$698,080
Interest on notes payable	496,753	289,671
Interest on bank debt	37,369	-
Interest on unpaid payroll taxes and penalties	94,856	-
Interest and accretion on variable rate self-liquidating senior secured convertible debentures	4,247,022	-

Total interest expense	$4,876,000	$987,751

We reported a net loss for the six months ended June 30, 2007 of $6,509,115. Our net loss for the six months ended June 30, 2006 was $8,099,093. We recorded a $5,652,404 loss related to the extinguishment of redeemable preferred stock and other debt in the six months ended June 30, 2006. Loss applicable to common stockholders for the six months ended June 30, 2007 was $7,922,146, reflecting dividends of $1,413,031 relating to the redemption of the Series C preferred stock issued in August 2006. Loss applicable to common stockholders for the six months ended June 30, 2006 was $8,159,093, reflecting dividends of $60,000 relating to Series B preferred stock recorded in March 2006.

 Liquidity and Capital Resources

Our available cash balance at June 30, 2007 was $735,959. We borrowed $1,877,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006. These notes are secured by liens on all of our tangible and intangible assets.

During the six months ended June 30, 2007, we used net cash of $587,191 from operations. This consisted of a net loss of $6,509,115 augmented by net non-cash charges of $5,242,251. Additionally, financing activities provided net cash in the amount of $1,306,386 consisting primarily of proceeds from convertible promissory notes payable. The Power Electronics Division experienced positive cash flow from operating activities of $686,451.

On November 22, 2005, we entered into an agreement with Oliver Street Finance LLC in which Oliver Street agreed to provide funding to us to prosecute our litigation against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Oliver Street agreed to pay all legal fees and out-of pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., in connection with the litigation and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. Michael D’Amelio, a vice president, director and principal stockholder of our company, is also a principal owner of Oliver Street. We are paying, however, all of the legal fees incurred by us in connection with our appeal of the ITC’s adverse decision to the Court of Appeals for the Federal Circuit.

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of June 30, 2007, we have negative working capital and a capital deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. We expect to seek additional capital through the sale of debt and/or equity in 2007 in order to fund our operating and capital needs, although there can be no assurance that we will be successful. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. With the acquisition of Technipower, we believe our ability to achieve profitability has been enhanced.

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

In December 2006 we signed a financing term sheet for a credit facility to be used exclusively for acquisitions. The term sheet contemplates a facility of up to $10 million on a standby basis secured by the acquired assets and guaranteed by Solomon. The Company and the lender have agreed in principle to increase the facility to $15 million. We intend to use the facility to strike more quickly at unique smaller acquisition opportunities that are consistent with our growth plans. The credit facility will have a one year term that will be renewable at the option of the lender. The standby credit facility will carry an interest rate of 12% per annum plus monitoring fees of 1% per quarter of the amounts outstanding under the credit facility and investment fees of 5% of the amounts outstanding under the facility. We will also pay a commitment fee of 2% of the full amount of the facility upon execution of definitive documents. The investment fees and the commitment fees will be payable in shares of our common stock. Any lending under the facility will be conditioned on the approval of the proposed acquisition by the lender’s investment committee and will be subject to the lender’s normal due diligence. The facility is subject to normal documentation requirements. While no assurance can be given as to when the facility will be put in place, we anticipate that the required documentation will be completed in the third quarter of 2007. The lender, JMC Venture Partners, LLC, is an affiliate of Michael D’Amelio, a director and executive officer of our company.

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

We entered into an agreement effective December 31, 2006 with certain of our noteholders pursuant to which the maturity date of their notes was extended from January 15, 2007 to September 30, 2007. As an inducement to such noteholders agreeing to extend their notes, at the noteholder's option, we agreed to either (i) issue shares of common stock in an amount equal to 10,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by such noteholder or (ii) pay such noteholder an amount in cash equal to 5% of the principal amount of the notes, or fraction thereof, held by such noteholder in lieu of shares. In connection with this extension agreement, on March 8, 2007, we issued 79,009 shares of common stock to those noteholders who elected to receive shares as consideration for the extension agreement.

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

On July 1, 2007, we failed to make the redemption payment due with respect to the Debentures, and that such failure is a default under the terms of the Debentures. We also announced that certain penalties may already have begun to accrue under the Registration Rights Agreement.

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

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Generally, delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or we have objective evidence that the criteria specified in the client acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Revenue from service sales is recognized at the contractual rates as labor hours are delivered and direct expenses are incurred.

Inventory Valuation

We assess the value of our inventory on a quarterly basis and provide for those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our marketing department plays a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ITC held a hearing on our complaint from October 30 through November 3, 2006. On February 13, 2007, the ITC Administrative Law Judge who conducted the hearing issued a final initial determination in favor of Toyota. In the order, the Administrative Law Judge decided that the hybrid transmission drive in the Toyota Prius and Highlander vehicles did not infringe Claim 7 in our U.S. Patent No. 5,067,932 and that we had not satisfied certain other legal requirements that would support an exclusion order against Toyota. On review of the final initial determination, the full ITC decided to take no position on the Administrative Law Judge’s findings concerning the economic prong of the domestic industry requirement. The remainder of the initial determination became the ITC final determination. On April 30, 2007 the ITC terminated the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930. We are entitled to appeal the decision to the Court of Appeals for the Federal Circuit..

We are appealing the determination of the ITC to the Court of Appeals for the Federal Circuit in Washington, DC and have retained Jenner & Block LLP as additional patent litigation counsel in this matter. Until the ITC case is completed, the patent infringement action brought in the United States District Court for the Middle District of Florida, Tampa Division, is stayed.

Although the cost of litigation in these matters is often large, we arranged financing from sources outside our company to fund the litigation through the ITC’s determination. We provide more information about the arrangements we have made to fund this litigation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, above. We are paying all of the legal fees incurred by us in connection with our appeal of the ITC’s adverse decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

In accordance with the terms of the Company’s Variable Rate Self-Liquidating Senior Secured Convertible Debentures due March 18, 2008 (the “Debentures”), on May 24, 2007, the Company issued 1,953,583 shares of its common stock, $.001 par value per share (the “Shares”), to the holders of the Debentures as an advance against the first monthly partial redemption of the Debentures, due June 1, 2007. On June 1, 2007, the Company issued 1,089,687 additional Shares to the holders of the Debentures. These Shares were issued as payment of the balance of the first monthly redemption of the Debentures, due June 1, 2007. The offer and sale of securities were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 and/or Rule 144A thereunder. Such offers and sales were made solely to “accredited investors” under Rule 506 and/or “qualified institutional buyers” under Rule 144A.

On May 31, 2007, the Company issued 20,000 Shares to the Company’s President, Peter W. DeVecchis, Jr. The Shares were issued pursuant to Mr. DeVecchis’s employment agreement with the Company. Under Mr. DeVecchis’s employment agreement, he was granted a restricted stock award of 100,000 Shares, which Shares are issued over five (5) years in equal annual vested installments of 20,000 shares beginning May 31, 2005. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On July 24, 2007, the Company issued 20,000 Shares to David Long in payment of a $20,000 finders fee. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On July 25, 2007, the Company issued 750,000 Shares to five non-employee directors. Each of Duane Crisco, Kenneth Przysiecki, Shannon LeRoy, Thomas Kell and Jonathan Betts received 150,000 Shares in consideration of his service as a director of the Company. Also on July 25, 2007, the Company issued 50,000 Shares to Glen Wegner in consideration of his agreement to serve on the Company’s Advisory Board. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

In connection with the Company’s acquisition of Technipower LLC in August 2006, the Company is required to issue additional shares to the sellers at the one year anniversary if the 30-day average trading price is more than 5% less than $0.65 per share. Such amounts, if any, will not affect purchase consideration. Using an average share price based upon the 30-day trading period ending August 14, 2007, management estimates that the Company will be required to issue approximately 1,970,000 additional common shares to the Technipower sellers.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Securities

We did not repurchase any shares of our common stock during the first quarter of 2007.

Item 3. Defaults Upon Senior Securities

On July 6, 2007, the Company announced that it failed to make the redemption payment on July 1 with respect to the Debentures and that such failure is a default under the terms of the Debentures. The Company also announced that certain penalties may already have begun to accrue under the Registration Rights Agreement.  In August 2007, the Company failed to make the monthly redemption payment due on August 1.

The Company made the initial redemption payment, due June 1, 2007, in shares of common stock.  However, there were an insufficient number of shares of common stock remaining available under the registration statement to issue shares in payment of each of the redemption payments that were due on July 1, 2007 and August 1, 2007, in a timely manner, and the Company has insufficient capital resources to make each of the redemption payments in cash.

The Company’s failure to make each of each of the redemption payments when due is a default under the terms of the Debentures. The unpaid portion of each of the redemption amounts began to accrue interest at an annual rate of 15% (or the maximum permitted by law, if lower) beginning 5 days after date that each of the redemption amounts became due and continuing through the date of repayment of the redemption amounts (but only if the holders ultimately elect to accelerate the Debentures which, as of the date hereof, they have not).  Further, at the election of the holders to accelerate the Debentures, the outstanding principal amount and accrued interest will become due at the Mandatory Default Amount (generally, the sum of (i) the greater of (A) 130% of the outstanding principal amount of the Debentures, plus all accrued and unpaid interest thereon, or (B) the outstanding principal amount of the Debentures, plus all accrued and unpaid interest thereon, divided by the conversion price of the Debentures multiplied by the volume weighted average price of our common stock on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher volume weighted average price, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the Debentures).

In connection with the sale of the Debentures, the Company and the purchasers of the Debentures entered into a Registration Rights Agreement under which, among other things, we agreed to file a new registration statement within 30 days after determining that the shares covered by any existing registration statements are insufficient to permit the sale of all shares that may be issued upon redemption or conversion of the Debentures and exercise of the warrants issued to the purchasers of the Debentures.  The Company is required to cause such new registration statement to be declared effective within 60 days after making such determination.  The Company will be subject to certain monetary penalties if the registration statement is not filed or does not become effective on a timely basis.  The penalties are generally equal to 2% of the aggregate purchase price paid for the Debentures then held by the purchasers.  If the penalties are not paid in full within 10 days after the date payable, we will be liable for interest on the unpaid penalties at a rate of 15% per annum, accruing daily.  The penalties may not exceed 2% of the aggregate Subscription Amount of the purchasers in any 30-day period and the maximum aggregate liquidated damages payable to a purchaser is 24% of the aggregate subscription amount paid by such holder.  These penalties may already have begun to accrue.

Item 5. Other Information

On May 31, 2007, UHY LLP (“UHY”) and the audit committee of the Company agreed that both would be best served if the Company identified new auditors. The parties agreed that UHY would resign as the Company’s auditors, effective immediately. The reports of UHY on the Company’s financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that in its report for the past two fiscal years, UHY has included an explanatory paragraph emphasizing that the financial statements are prepared assuming that the Company will continue as a going concern but that the Company has recurring operating losses, negative cash flows from its operating activities and a working capital deficiency and that those matters raise substantial doubt about the Company’s ability to continue as a going concern. The audit committee of the Company’s board of directors participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through May 31, 2007, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused them to make reference thereto in their reports on the financial statements for such years. At the Company’s request, UHY furnished it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements.

The Company engaged Eisner LLP, of New York, New York, as its new independent accountants as of May 31, 2007. During the two most recent fiscal years and through May 31, 2007, the Company had not consulted with Eisner LLP regarding any of the following: the application of accounting principles to a specified transaction, either completed or contemplated; the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; any matter that was the subject of a disagreement, as that term is used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B; or an event of a type identified in Item 304(a)(1)(iv) of Regulation S-B.

Item 6.	Exhibits

Exhibit No.	Description

3.10	Certificate of Elimination of Series C Preferred Stock. (1)
10.1	Securities Purchase Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)
10.2	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures. (2)
10.3	Registration Rights Agreement, dated as of January 17, 2007, among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)
10.4	Form of Common Stock Warrant. (2)
10.5	Security Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)
10.6	Redemption and Conversion Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and the holders of Series C preferred stock. (2)
10.7	Employment Agreement, dated as of January 27, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt. (1)
10.8	Option Agreements, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt.(3)
10.9	Stock Restriction Agreement, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt. (3)
10.10	Incentive Compensation Agreement dated May 1, 2007 by and between Solomon Technologies, Inc. and Peter W. DeVecchis, Jr.(4)
10.11	Employment Agreement, dated as of May 31, 2007, by and between Solomon Technologies, Inc. and Jack Worthen. (4)
10.12	Asset Purchase Agreement, dated as of June 1, 2007 by and among Solomon Technologies, Inc. and DEL-INC Acquisition LLC and Deltron, Inc. and its subsidiaries and shareholders, and related amendments.(4)
10.13	Option Agreements, dated as of June 4, 2007, by and between Solomon Technologies, Inc. and Jack Worthen.(4)
16.1	Letter from UHY LLP to the Securities and Exchange Commission dated May 31, 2007(5).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-13820, filed on February 12, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K filed on January 18, 2007.
(3)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.
(4)	Filed herewith.
(5)	Incorporated by reference from the Current Report on Form 8-K filed May 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2007

SOLOMON TECHNOLOGIES, INC.

By:	/s/ Gary G. Brandt
Gary G. Brandt
Chief Executive Officer
(principal executive officer)

By:	/s/ Samuel F. Occhipinti
Samuel F. Occhipinti
Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10.10	Incentive Compensation Agreement dated May 1, 2007 by and between Solomon Technologies, Inc. and Peter W. DeVecchis, Jr.
10.11	Employment Agreement, dated as of May 31, 2007, by and between Solomon Technologies, Inc. and Jack Worthen.
10.12	Asset Purchase Agreement, dated as of June 1, 2007 by and among Solomon Technologies, Inc. and DEL-INC Acquisition LLC and Deltron, Inc. and its subsidiaries and shareholders, and related amendments.
10.13	Option Agreements, dated as of June 4, 2007, by and between Solomon Technologies, Inc. and Jack Worthen.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.