Form 10QSB
period 2007-09-30
SOLOMON TECHNOLOGIES INC
filed 2007-11-15
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number: 000-50532

SOLOMON TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	52-1812208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1224 Mill Street, Bldg. B.
East Berlin, CT 06023
 (Address of principal executive offices)

(860) 828-2060
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 9, 2007, there were 48,355,748 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒ .

Introductory Comment

Throughout this Quarterly Report on Form 10-QSB as amended, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiaries, Town Creek Industries, Inc., Technipower LLC and Deltron LLC.

 PART I.  FINANCIAL INFORMATION

Solomon Technologies, Inc.
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)
(Note 10)

Assets
Current assets
Cash	$872,701
Accounts receivable, net of allowance for doubtful accounts of $2,200	1,353,636
Inventories, net	2,154,541
Due from related parties	47,560
Prepaid expenses and other current assets	140,474
4,568,912

Noncurrent assets
Property and equipment, net	1,714,262
Goodwill	2,873,576
Intangible assets, net	1,863,509
Deferred debt costs, net	636,944
Other assets	132,109
7,220,400

$11,789,312

Liabilities and Capital Deficiency
Current liabilities
Revolving note payable to bank	$1,000,000
Accounts payable	1,436,091
Accrued compensation	2,378,773
Other accrued expenses	1,157,103
Notes payable (past due)	182,000
Notes payable to related parties (including $125,000 past due)	4,711,931
Convertible debentures payable, net of debt discount of $247,750	4,771,035
15,636,933

Commitments and Contingencies

Capital Deficiency
Common stock, par value $0.001 per
share; authorized 100,000,000 shares;
48,243,546 shares issued and outstanding	48,243
Additional paid-in capital	48,184,710
Accumulated deficit	(52,080,574)
(3,847,621)

$11,789,312

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$2,134,093	$823,531	$5,204,103	$836,443

Cost of goods sold	1,161,920	632,914	2,777,865	652,533

Gross profit	972,173	190,617	2,426,238	183,910

Operating expenses:
Selling, general and administrative	1,980,367	2,412,437	4,527,105	3,864,667
Research and development	310,108	119,128	869,234	119,128
	2,290,475	2,531,565	5,396,339	3,983,795

Operating loss	(1,318,302)	(2,340,948)	(2,970,101)	(3,799,885)

Other expenses
Interest expense	(1,566,812)	(394,628)	(6,442,812)	(1,382,378)
Other income (expenses)	15,111	(175,507)	33,795	(175,507)
Loss on extinguishment of redeemable
preferred stock and other debt	(2,496,544)	-	(2,496,544)	(5,652,404)
	(4,048,245)	(570,135)	(8,905,561)	(7,210,289)

Net loss	(5,366,547)	(2,911,083)	(11,875,662)	(11,010,174)

Preferred stock dividends	-	(36,164)	(1,413,031)	(96,164)
Loss applicable to common
stockholders	$(5,366,547)	$(2,947,247)	$(13,288,693)	$(11,106,338)

Basic and diluted net loss per
common share	$(0.13)	$(0.10)	$(0.35)	$(0.44)

Weighted average common shares
outstanding - basic and diluted	42,518,577	30,200,548	38,418,550	25,207,772

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Operating activities

Net loss	$(11,875,662)	$(11,010,174)

Adjustments to reconcile net loss to cash used by operations
Loss on extinguishment of redeemable preferred stock
and other debt	2,496,544	5,652,404
Stock based compensation to employees and directors	1,142,783	-
Common stock and warrants issued for services	207,614	1,110,801
Accretion and amortization of debt costs included in
interest expense	5,833,671	698,257
Loss on disposal of assets	1,226	-
Depreciation	43,389	9,328
Amortization	308,940	388,250
Change in operating assets and liabilities
Accounts receivable	(52,854)	(57,800)
Inventories	(55,593)	231,484
Prepaid expenses and other current assets	(72,011)	25,117
Accounts payable and accrued expenses	959,578	2,159,931
Net cash used by operating activities	(1,062,375)	(792,402)

Investing Activities
Purchase of certain assets and liabilities of Deltron Inc. and
subsidiary, net of cash received	(2,508,874)	-
Cash received from Technipower LLC acquisition	-	123,137
Deferred acquisition costs	(132,109)	-
Purchase of equipment	(104,924)	(12,021)
Proceeds from sale of equipment	300	-
Net cash (used) provided by investing activities	(2,745,607)	111,116

Financing Activities
Proceeds from issuance of notes payable to related parties	2,750,000	899,249
Repayments of notes payable to related parties	(40,000)	-
Proceeds from revolving note payable	250,000	50,000
Proceeds from issuance of converible debentures	5,635,913	-
Repayments of notes payable	(526,150)	-
Redemption of preferred stock	(3,350,020)	-
Proceeds from Rule 16B	32,950	36,702
Repayments from related parties	27,754	-
Debt issuance costs	(187,638)	-
Repayment of capital lease obligations	(9,903)	(1,715)
Net cash provided by financing activities	4,582,906	984,236

Change in cash	774,924	302,950

Cash at beginning of period	97,777	3,693

Cash at end of period	$872,701	$306,643

Supplemental disclosure:
Cash paid for interest	$152,260	$23,467

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statement of Deficiency in Assets
(Unaudited)

	Series C
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	4,615,381	$3,111,164	33,789,827	$33,789	$36,522,146	($38,791,881)	$875,218

Common share adjustment for prior issuances			98,384	98	(98)		-
Detachable warrants issued with convertible debt					2,704,007		2,704,007
Beneficial conversion feature associated with convertible debt					2,835,372		2,835,372
Beneficial conversion feature associated with amended debentures					645,541		645,541
Incremental value of warrants issued with convertible debt amendment					96,695		96,695
Common shares issued for debt issuance costs			1,548,664	1,549	1,151,116		1,152,665
Redemption of Series C Preferred Stock	(2,873,500)	(1,936,986)				(1,413,031)	(3,350,017)
Conversion of Series C Preferred Stock	(1,741,881)	(1,174,178)	1,741,881	1,742	1,172,436		-
Common shares issued for fees and services			159,441	159	207,455		207,614
Common shares issued as payment for convertible debt and interest			4,790,537	4,791	1,519,922		1,524,713
Restricted common shares issued to employees and directors			880,000	880	492,819		493,699
Stock option grants					649,084		649,084
Payment related to Rule 16B					32,950		32,950
Common shares issued for Technipower stock payment adjustment			4,833,562	4,834	(4,834)		-
Common shares issued for convertible debt amendment incentive			401,250	401	160,099		160,500
Net loss						(11,875,662)	(11,875,662)

Balance at September 30, 2007	-	$-	48,243,546	$48,243	$48,184,710	$(52,080,574)	$(3,847,621)

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

The historical business of Solomon Technologies, Inc. (“STI” or the “Company”) has been the development, engineering, manufacturing, licensing and sale of electric power drive systems in the marine, industrial and automotive markets. In August 2006, the Company acquired Technipower LLC (See Note 6), a manufacturer of power supplies and related equipment for the defense, aerospace and commercial markets. On September 5, 2007, the Company, through its wholly-owned subsidiary, Deltron LLC (formerly known as Del-Inc Acquisition LLC), acquired substantially all of the assets and liabilities of Deltron Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico (See Note 6) as of August 31, 2007. As a result of these acquisitions, the Company now operates in two segments, the Motive Power Division, which encompasses the historical business of STI, and the Power Electronics Division which encompasses the business of Technipower LLC and Deltron LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and has not generated cash from its operating activities for several years. For the nine-months ended September 30, 2007, the Company had a net loss of $11,875,662 and used cash of $1,062,375 in operating activities. As of September 30, 2007, the Company has a working capital deficiency of $11,068,021. In addition, the Company is delinquent for the payment of payroll taxes and reimbursable expenses to certain employees (Note 12). As discussed in Note 10, the Company was in default of a $182,000 note payable and a $125,000 note payable to a related party at September 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Estimates are primarily used in determining the valuation of goodwill and other intangible assets and their impairment, provisions for losses on accounts receivable, allowances for inventory obsolescence, accounting for depreciation, accounting for stock-based transactions and certain accrued liabilities.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Technipower LLC (“Technipower”) and Deltron LLC (“Deltron”), from their dates of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3 - LOSS PER SHARE

Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the three and nine months ended September 30, 2007 and 2006, diluted loss per share does not include the dilutive effect, if any, from the potential exercise of stock options, convertible preferred stock, warrants and the conversion of the Debentures, because the effect would have been anti-dilutive and such potential shares amounted to approximately 25,100,000 shares in 2007 periods and 1,000,000 shares in 2006 periods, respectively.

NOTE 4 - INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing asset and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company  adopted the  provisions  of Financial  Standards  Accounting  Board Interpretation  No. 48 "Accounting  for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"), effective January 1, 2007. The Company has not completed its evaluation of net operating loss carryforward and the related full valuation allowance. Additionally the Company may be subject to Section 382 limitations of the Internal Revenue Code in connection with a change in ownership. The management of the Company believes these factors will not have a significant impact on the financial position of the Company. As the Federal income tax returns remain subject to normal review and adjustment for up to three years, the Company's 2003, 2004, 2005 and 2006 returns remain open and available to the Internal Revenue Service for the purpose of review and possible adjustment. Management believes that an audit or review of the prior years, would result in no material tax liability and therefore no income tax penalties or interest accruals have been recognized. In the event that the Company is assessed interest or penalties in the future, these will be classified in the financial statements as other expenses.

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

Total stock-based compensation was $1,142,783 for the nine month period ended September 30, 2007. There was no expense in the nine month period ended September 30, 2006. In calculating compensation expense related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

Nine-Months Ended September 30, 2007
Expected term	3 Years
Expected volatility	174%
Dividend yield	0.0%
Risk-free interest rate	4.76%
Forfeiture rate	0%

The computation of expected volatility used in the Black-Scholes pricing model is based on the historical volatility of the Company’s share price. The expected term is based on a review of historical employee exercise behavior with respect to option grants.

A summary of the changes in stock options outstanding for the nine-months ended September 30, 2007 follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2007	870,335	$1.39
Granted	1,335,000	1.67
Forfeited	(73,334)	1.77
Outstanding at September 30, 2007	2,132,001	$1.23

The intrinsic value of outstanding and exercisable options was $0 at September 30, 2007. Total compensation expense related to non-vested awards not yet recognized is $1,130,000 and the weighted average period over which it is expected to be recognized is 2.27 years. Management expects that all non-vested awards will vest.

The following table summarizes the Company's stock options at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

$.22 to $1.00	940,335	5.81	$.47	455,335	$0.73
$1.45 to $2.09	441,666	3.78	$1.74	213,333	$1.82
$2.80 to $3.00	750,000	9.33	$2.80	0	$2.80
	2,132,001			668,668

The employment contracts of two executives contain provisions for performance based options to purchase an aggregate of 325,000 common shares. The performance based options will only vest if certain 2007 performance goals are achieved. The performance goals are annualized sales of $25,000,000 by the end of 2007 based on the cumulative monthly sales for the fourth quarter of 2007 multiplied by four and breakeven cash flow by the end of 2007 based on the sum of the monthly cash flows for the last two months of the year. Because the achievement of performance goals was not probable as of September 30, 2007, the Company has not recognized any compensation expense related to these performance based options. The Company will have to record an additional charge related to these options, when it is probable that the performance criteria have been met at the then fair value of the options.

Agreements with certain employees provide that options granted to purchase an aggregate 160,000 common shares (at an exercise price of $0.22) will be subject to accelerated vesting if certain financial and non-financial performance goals are achieved. The Company has recognized compensation expense for these options based on the stated vesting period for the options without giving effect to accelerated vesting based on achieving the performance goals because at September 30, 2007, it was not probable that the Company will meet the performance goals. The Company will have to record an additional charge, measured by the excess of the fair value of the options after the achievement of performance goals becomes probable over the previous value.

In additions to the above options, certain employees of the Company are entitled to cash bonuses totaling $415,000 if 2007 performance goals are achieved. Because the achievement of performance goals was not probable as of September 30, 2007, the Company has not recognized any compensation expense related to these performance based bonuses.

Stock Warrants

A summary of the changes in warrants outstanding for the nine-months ended September 30, 2007 follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Outstanding and exercisable at December 31, 2006	453,174	$2.23

Issued	3,006,250	0.35
Expired	(67,174)	3.31

Outstanding and exercisable at September 30, 2007	3,392,250	$0.50

As further discussed above and in Note 10, on January 17, 2007 the Company issued 2,006,250 common stock warrants with an exercise price (as amended in August 2007, see Note 9) of $0.35 per share as part of the sale of the Company's January 2007 Debentures and 1,000,000 common stock warrants with an exercise price of $0.35 per as part of the sale of the Company’s August 2007 Debentures.

NOTE 6 - BUSINESS ACQUISITIONS

Technipower LLC

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

In connection with the Company’s acquisition of Technipower LLC in August 2006, the Company had to issue additional shares to the sellers at the one year anniversary if the 30-day average trading price is more than 5% less than $0.65 per share. On August 17, 2007, the Company agreed with certain of these sellers to reset the trading price to $.35 per share from $.65 per share in exchange for their agreement to extend their existing lock-up agreements for approximately one year on shares of common stock previously owned and on the additional shares to be issued. On September 6, 2007, the Company issued an aggregate of 4,833,562 shares of common stock to the Technipower sellers in payment of the stock payment adjustment due. Such amounts did not affect purchase consideration. The additional shares issued to the sellers should be registered by the Company pursuant to the terms of the Registration Rights Agreement, executed in connection with the Purchase Agreement, and the Company shall make its reasonable best efforts to cause the registration of the additional shares to be effective until August 17, 2008 at the latest.

The results of operations of Technipower have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

Deltron LLC

On September 5, 2007, Solomon Technologies, Inc. (“Solomon”), through its wholly-owned subsidiary Deltron LLC (formerly known as Del-Inc Acquisition LLC) completed the acquisition of substantially all of the assets of Deltron Inc., a privately-held corporation based in North Wales, Pennsylvania, as well as the stock of its wholly-owned subsidiary Corporacion Delinc, S.A. de C.V., a Reynosa, Tamaulipas, Mexico corporation (Deltron). The preliminary purchase price of $2,860,000 consisted of $1,508,000 in cash for Deltron’s assets, plus $600,000 in cash for the stock of Delinc, S.A., $425,000 in acquisition related costs, and the assumption of certain liabilities totaling approximately $327,000. A portion of the purchase price totaling $400,000 was deposited in escrow for one year from closing to support the sellers’ indemnification obligations. Solomon also agreed to pay the sellers an earn-out payment equal to the excess of the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales, over $1,570,000. The earn-out payment cannot exceed $300,000 and is due 55 days following the one-year anniversary of the closing.

To fund the purchase price, Deltron LLC borrowed a total of $2,750,000 under a secured promissory note provided by an affiliate of Michael D’Amelio, a director of the Company and incurred approximately $219,000 in debt issuance costs, of which $88,238 was paid through the issuance of 284,638 shares of common stock. The note bears interest at 12% annually, plus quarterly investment fees of 1% of the amounts then outstanding. The note matures on September 5, 2008 (Note 10).

This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The preliminary fair value of the customer list, trade name and customer backlog were determined by an independent appraisal firm based on estimates of future cash flows associated with those assets. In accordance with the provisions of paragraph 46 of SFAS 141 regarding accounting for contingent consideration in a business combination, an amount equal to the lesser of the maximum amount of contingent consideration or the excess of the fair value of the net assets acquired over the purchase price has been recorded as a liability to the seller, until such time as the contingency is resolved.

The purchase accounting for this acquisition is summarized as follows:

	Amount	Estimated Useful Life
Net tangible assets	$2,690,611
Identifiable intangible assets:
Customer relationships	115,000	3 years
Trade name	75,000	3 years
Customer backlog	60,000	6 months
Due to seller	(80,611)
Total preliminary purchase price	$2,860,000

The results of operations of Deltron LLC have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

The financial information in the table below summarizes the combined results of operations of the Company, Technipower LLC and Deltron LLC, on a pro forma basis (unaudited), as though the companies had been combined as of the beginning of each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net revenues	$2,799,995	$2,416,319	$8,224,167	$7,220,793

Net loss	$(5,555,770)	$(3,292,253)	$(12,625,604)	$(12,209,173)

Net loss applicable to common stockholders	(5,555,770)	(3,367,253)	(14,038,635)	(12,494,173)

Basic and diluted net loss per share	$(0.13)	$(0.10)	$(0.36)	$(0.45)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented.

NOTE 7 - INTANGIBLE ASSETS

The following table presents the details of the Company’s intangible assets at September 30, 2007:

	Cost	Accumulated Amortization	Net Book Value
Amortizable:
Customer relationship	$1,325,000	$(274,469)	$1,050,531
Trade name	442,000	(41,140)	325,860
Non-compete agreement	160,000	(35,871)	124,129
Customer backlog	60,000	(10,000)	50,000
Patents	814,162	(576,173)	237,989
	$2,801,162	$(937,653)	$1,863,509

Total amortization expense was $308,940 and $388,250 for the nine month periods ended September 30, 2007 and 2006, respectively.

NOTE 8 - INVENTORIES

Inventories at September 30, 2007 consist of the following:

Raw materials	$992,313
Work-in-process	924,864
Finished goods	237,364
$2,154,541
 NOTE 9 - CAPITAL TRANSACTIONS

As discussed in Note 10, on January 22, 2007 the Company sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “January 2007 Debentures”) . As further described in Note 10, the intrinsic value of the beneficial conversion feature associated with the Debentures, which was determined to be approximately $2,778,229, was recorded as additional debt discount with a corresponding increase to additional paid in capital. As part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. As amended on August 24, 2007, the exercise price of the warrants (the “Amended Warrants”) was reduced to $0.35 per share. The relative fair value of the warrants was recorded as a discount to the underlying debt and a corresponding increase to additional paid in capital. In connection with the sale of the Debentures, the Company also issued 290,000 shares of common stock with a fair value on the date of issuance of $791,700 to its financial advisor for the transaction.

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

During the nine months ended September 30, 2007, the Company issued 159,441 shares of common stock, with a fair value of $207,614 at the time of issuance, for fees and services (including 50,000 shares issued to the Chairman of the Company’s advisory board - see below).

In February 2007, the Company awarded and issued 110,000 shares of restricted common stock to its CEO, Gary Brandt, pursuant to Mr. Brandt’s employment agreement. The shares vest over a three year period according to a schedule in the agreement. The fair value of the shares at the time of issuance was approximately $306,000. This amount will be recorded as compensation expense over the vesting period. Compensation expense recognized related to these shares was approximately $99,000 for the nine months ended September 30, 2007.

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

On July 13, 2007, the Board adopted a 2007 Non-Employee Director Compensation Plan pursuant to which the Company issued 150,000 shares of Common Stock to each of its five non-employee directors in consideration of their services as directors. The fair value of the shares at the time of issuance was approximately $389,000. Also on July 13, 2007, the Company issued 50,000 shares of Common Stock the chairman of the Company's advisory board, in consideration of his agreement to serve in such capacity.

On August 17, 2007, the Company authorized the issuance of an aggregate of 401,250 restricted shares of Common Stock, as an inducement to the holders of the January 2007 Debentures to enter into the Amendment Agreement dated as of August 24, 2007.

On August 24, 2007, the Company authorized the issuance of an aggregate of 1,747,267 shares of common stock with an estimated fair value of $698,907 to the January 2007 Debenture holders as a second partial redemption of January 2007 Debentures pursuant to the terms of the Amendment Agreement (Note 10). The Company recorded additional interest expense of approximately $210,000 for the difference between the principal redeemed and the fair market value of the common stock issued.

On August 27, 2007, The Company issued an aggregate of 974,026 shares of common stock with a fair value of $272,727, to JMC as payment for the commitment fee on the full amount of the Acquisition Credit Facility (Note 10).

As discussed in Note 10, on August 30, 2007 the Company sold an additional aggregate of $500,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “August 2007 Debentures”) . As a part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $0.35 per share.

On September 6, 2007, the Company issued an aggregate of 4,833,562 shares of common stock to the sellers of Technipower LLC (“Technipower”) as payment of the stock payment adjustment due under the terms of the Securities Purchase Agreement dated as of August 17, 2006 (and amended August 27, 2007), between the Company and the sellers of Technipower.

On September 7, 2007, the Company issued an aggregate of 284,638 shares of common stock with a fair value of $88,238 to JMC in payment of the monitoring fee and perfection fee pertaining to the loan made by JMC under the Acquisition Credit Facility in connection with the September 5, 2007 acquisition of Deltron, Inc.

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

On December 31, 2006, the Company entered into an agreement with holders of notes payable with a principal amount of $1,712,085 to extend the maturity dates of the notes to September 30, 2007. To induce the noteholders to extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock at a rate of 10,000 shares for each $100,000 of principal or cash equal to five percent of the principal amounts of the notes. Noteholders with notes aggregating $790,085 of principal agreed to receive a total of 79,009 shares of common stock with a fair value of $179,363 at December 31, 2006. This amount was included in deferred debt costs and amortized to interest expense through September 30, 2007. The shares were issued in March 2007. During the first quarter of 2007, the Company has recorded additional deferred costs of $46,100 for the note holders that selected cash payments.

On September 28, 2007, the Company entered into an agreement with the noteholders pursuant to which the maturity date of the senior secured notes was extended from September 30, 2007, to September 7, 2008. To induce the noteholders to extend the notes, the Company agreed to compensate each of the noteholders by paying that noteholder an amount in cash equal to 7% of the principal amount of the notes which amount will be added to the principal amount of the holder's notes. These amounts are included in deferred debt costs and will be amortized to interest expense through September 7, 2008. The noteholders were also offered the opportunity to buy, for $100, the right (subject to certain restrictions) to convert their notes to common stock in the future at a conversion price of $0.35 per common stock share. As the market value of the common stock was lower than the conversion price at the time of the amendment, there is no imbedded conversion feature within the senior secured notes and, as a result, the Company did not record a discount to the fair value of the notes. The notes are subject to further extension through April 17, 2009 based on the effective date of certain future registration statements related to the Company’s convertible debentures and accrual or payment of additional extension fees. The principal balance outstanding under the senior secured notes was $1,831,931 at September 30, 2007.

The Company’s board of directors has authorized additional borrowings of up to $287,915 from the current noteholders and others on the same terms as the notes issued to the noteholders.

Note Payable to Related Party under Acquisition Credit Facility

On August 24, 2007, the Company entered into an agreement with JMC Venture Partners LLC, pursuant to which JMC agreed to provide Solomon with a line of credit, the aggregate principal amount of which may not exceed $15,000,000 that is to be used exclusively for acquisitions (the “Acquisition Credit Facility”). The line of credit is available through August 24, 2008. Any amounts loaned under the line of credit will accrue interest at a rate of 12% per annum, plus quarterly investment fees of 1% of the amounts then outstanding and monitoring fees of 2.5% of the amounts advanced under the line of credit. Upon execution of the line of credit agreement, the Company incurred a 2.5% commitment fee on the full amount of the line of credit. The monitoring fees and commitment fee are each payable in shares of common stock. The number of shares issued was calculated by dividing the dollar amount of the fee by the average closing price of a share of common stock for the 10 business days preceding the date of payment. The Company has agreed to register the shares for resale under the Securities Act of 1933, as amended, within 120 days. In the event of a default, the interest rate will increase to 18% per annum effective from the date of default. Loans made under the line of credit will be conditioned upon the approval of the proposed acquisition by the lender's investment committee and will be subject to the lender's normal due diligence and will mature on the last day of the twelfth month after they are made. The loans will be made to acquisition subsidiaries and unconditionally guaranteed by Solomon. The line of credit is subject to ordinary documentation requirements for each closing. The lender, JMC, is an affiliate of Michael A. D'Amelio, a director and officer of Solomon.

As payment for the commitment fee on the full amount of the line of credit, The Company issued an aggregate of 974,026 shares of common stock to JMC on August 27, 2007 with a fair value of $272,727.

At September 30, 2007, Deltron, LLC had a note payable of $2,750,000 to JMC under the terms of the Acquisition Credit Facility described above. The note bears interest at 12% per annum plus a quarterly investment fee of 1%. The note matures on September 5, 2008, is collateralized by substantially all assets of Deltron, LLC and its subsidiary Delinc, and guaranteed by Solomon. The loan agreement also contains certain financial covenants, which will not be in effect until February 2008.

On September 7, 2007, the Company issued an aggregate of 284,638 shares of common stock with a fair value of $88,238 to JMC in payment of the monitoring fee and perfection fee pertaining to the loan made by JMC under the Acquisition Credit Facility in connection with the September 5, 2007 acquisition of Deltron, Inc.

Revolving Note Payable to Bank

Pursuant to Technipower LLC’s revolving note payable (the “Note”) with a bank, Technipower LLC can borrow up to $1,500,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. The Note bears interest at the prime rate (7.75% at September 30, 2007), requires no principal amortization, and has a maturity date of June 1, 2008. Amounts outstanding under the Note were $1,000,000 at September 30, 2007 with an additional availability of $64,668.

Substantially all of Technipower LLC’s assets have been pledged as collateral for the Note.

Notes Payable to Davis & Gilbert LLP

On November 17, 2006, the Company converted $526,149 of trade accounts payable to Davis & Gilbert LLP (“D&G”), the Company’s general counsel, to a promissory note payable (the “Promissory Note”) with an original principal of $526,149. The Promissory Note and accrued and unpaid interest at 12% was payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $5 million, or March 31, 2007. To induce D&G to enter into this agreement, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at $1.73 a share. The exercise price was adjusted on May 14, 2007 to $1.00, when the underlying shares were registered for resale in accordance with the provisions of the warrants. The fair value of the warrant of $320,000 was initially recorded as deferred debt costs and was amortized over the Promissory Note’s term. The Company repaid substantially all of the Promissory Note in 2007 with proceeds from the January 22, 2007 debenture transaction described below.

On January 19, 2007, the Company converted approximately $163,000 of trade accounts payable and the remaining balance and unpaid interest on the Promissory Note to D & G to a new promissory note payable (the “January 2007 Promissory Note”) with an original principal of $182,000. The January 2007 Promissory Note and accrued and unpaid interest at 12% is payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $3 million, or September 30, 2007. The principal balance outstanding under the January 2007 Promissory Note was $182,000 at September 30, 2007.

On October 12, 2007, the Company converted the balance of the January 2007 Promissory Note of $182,000 plus unpaid interest of approximately $16,000 and approximately $330,000 of trade accounts payable to a new promissory note payable (the “October 2007 Promissory Note”) with an original principal of $564,566. The original principal also includes an additional 7% of the above amounts as an inducement. The note bears interest at 12% and is payable on September 7, 2008 unless an event occurs which requires a Mandatory Prepayment as described in the October 2007 Promissory Note. Subject to certain restrictions, any of the unpaid principal and interest may be converted to shares of common stock at a conversion price of $0.35 per common stock share, at any time.

Amended Variable Rate Self-Liquidating Senior Secured Convertible Debentures and Common Stock Purchase Warrants

On January 22, 2007, the Company sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “January 2007 Debentures”) due March 17, 2008. The Company used approximately $3,350,000 of the net proceeds of the Debentures to redeem 2,873,500 shares of Series C preferred stock, approximately $768,250 of the net proceeds to pay down a promissory note and other obligations, and retained approximately $1,018,000 of the net proceeds as working capital. On August 24, 2007, the Company entered into an Amendment Agreement to amend certain terms of the January 2007 Debentures (the "Amended Debentures") and to extend the maturity date until April 17, 2009.

As a result of the amendment, the Company determined that a debt extinguishment had occurred in accordance with guidance in FASB’s Emerging Issues Task Force (“EITF”) Abstract, Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19). In August 2007, the debt extinguishment was calculated by comparing the carrying value of the January 2007 Debentures to the carrying value of the Amended Debentures. The Company recognized a loss on debt extinguishment of approximately $2.5 million and recorded the amended debentures initially at the fair value of approximately $5.2 million. In accordance with EITF 98-5 the intrinsic value of the imbedded conversion feature within the Debentures, which was determined by the Company to be approximately $646,000 was recorded as a discount to the fair value of the Amended Debentures.

As of August 23, 2007, the January 2007 Debentures and related accrued interest in the amount of $1,023,816 and $71,333, respectively have been redeemed with registered common stock. Upon redemption the Company recorded additional interest expense in the amount of approximately $429,000 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued. In connection with the Amended Debentures, accrued interest of $32,100, as well as liquidated damages in the amount of $160,500, were added to the principal balance of the amended debenture. As of September 30, 2007 the outstanding principal of the Amended Debentures amounted to $4,518,784.

The Amended Debentures are convertible at any time at the option of the holder into shares of common stock at $0.35 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any of its common stock, or other securities convertible into its common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Amended Debentures will be decreased to equal such lower price. The conversion price adjustment will not apply to certain exempt issuances (“exempt issuances”) including the issuance of (a) shares of Common Stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose by a majority of the non-employee members of the Board of Directors of the Company or a majority of the members of a committee of non-employee directors, (b) up to, in the aggregate, 250,000 shares of Common Stock or options (subject to reverse and forward stock splits and the like) during any 12 month period issued to the officers, directors or employees of the Company or its Subsidiaries and approved by a majority of the members of the Board of Directors of the Company, (c) up to, in the aggregate, $200,000 of Common Stock during any 6 month period approved by a majority of the members of the Board of Directors of the Company, (d) securities upon the exercise or exchange of or conversion of any Securities issued hereunder and/or other securities exercisable or exchangeable for or convertible into shares of Common Stock issued and outstanding on the date of the Amended Debentures, (e) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, (f) up to 160,000 shares of Common Stock to be issued to Ardour Capital Investments LLC or its designees in partial consideration for its services to the Company in connection with the Amended Debentures, (g) up to $375,000 of Common Stock to be issued to JMC Venture Partners LLC ("JMC") or its assigns as a commitment fee for a $15 million acquisition line of credit to be entered into between the Company and JMC and an additional $100,000 of Common Stock per quarter to be issued to JMC as a monitoring fee, which shares shall be issued for an effective per share price of at least the fair market value of the Common Stock on the date of issuance of the applicable shares as determined by the Company's board of directors in good faith. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5) the intrinsic value of the imbedded conversion feature within the January 2007 Debentures, which was determined by the Company to be $2,778,229, was recorded as an additional discount to the debenture. Prior to extinguishment of the January 2007 Debentures on August 24, 2007, and in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the debt discount was being amortized over the remaining term of the Amended Debentures. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the unamortized discount was included in the loss of extinguishment of debt on August 24, 2007.

Prior to maturity, the Amended Debentures will bear interest at the higher of (i) 8% per annum or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at the Company’s option, in shares of common stock. The Company’s ability to pay interest with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the common stock. All overdue and accrued interest will accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default under the Amended Debentures and for so long as the event of default is continuing, the Amended Debentures will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law. Accrued interest related to the Amended Debentures, which is included in accrued expenses, amounted to approximately $94,000 as of September 30, 2007.

Beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Amended Debentures or December 1, 2007, and on the first day of each month thereafter, the Company will be required to redeem 1/17th of the outstanding principal of the Amended Debentures in cash or, at the Company’s election, with shares of common stock. The Company’s ability to pay the redemption price in shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in common stock. Any common stock delivered in satisfaction of an amortization payment will be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. Any unconverted Amended Debentures will become due at maturity.

At any time after the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Amended Debentures, the Company may redeem, subject to specified conditions and upon 12 trading days’ written notice, any or all of the outstanding Amended Debentures for a redemption price of cash in the amount of 120% of the principal amount plus accrued and unpaid interest on the Amended Debentures to be redeemed.

The Company’s obligations under the Amended Debentures are secured by a security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated as of January 17, 2007 between the Company and the purchasers of the Amended Debentures. The Company has agreed that in the event that it forms any new subsidiaries and moves assets to those subsidiaries, those subsidiaries will become guarantors of the Amended Debentures.

As a part of the issuance of the January 2007 Debentures, the Company issued common stock purchase warrants (the January 2007 Warrants) to the purchasers of the January 2007 Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $0.35 per share, as amended on August 24, 2007 (the Amended Warrants). The Amended Warrant exercise price is subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any common stock, or other security convertible into common stock, for a per share price less than the exercise price then in effect, the exercise price of the Amended Warrants with respect to shares of common stock will be reduced to equal such lower price and the number of shares of common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price for common stock will not apply to certain exempt issuances, as defined above. All of the Amended Warrants will expire January 17, 2012, unless sooner exercised. As of September 30, 2007, none of the warrants issued in connection with the Amended Debentures have been exercised.

In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the relative fair value of the January 2007 Warrants on their date of grant, which was determined to be approximately $2,571,771 was recorded as a discount to the underlying debenture and as an addition to additional paid-in capital. The discount was being amortized to interest expense over the term of the underlying debenture. The fair value of the Amended Warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.78%, no dividends, expected volatility of approximately 179% and an expected warrant life of approximately 3 years. In accordance with SFAS No. 140 the unamortized discount associated with the January 2007 Warrants was included in the loss on extinguishment of debt on August 24, 2007. On August 24, 2007, the Company determined the incremental value of the Amended Warrants to be approximately $97,000, which has been recorded as an additional fee and included in the loss on extinguishment of debt. The Company determined the fair value of the warrants using a risk-free interest rate of 4.31%, no dividends, expected volatility of approximately 183% and an expected warrant life of approximately 3 years, respectively.

In connection with the sale of the Amended Debentures and Amended Warrants, the Company entered into a Registration Rights Agreement with the purchasers of the Amended Debentures and Amended Warrants under which the Company is required, on or before October 1, 2007, to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the Amended Debentures and Amended Warrants. The Company did file the required registration statement on October 1, 2007 and an amended statement on November 8, 2007. The registration statement is not yet effective, but such registration statement is required to be effective no later than January 22, 2008.

In accordance with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company measured their contingent obligation under the Registration Rights Agreement in accordance with FASB Statement No. 5, “Accounting for Contingencies”. As of June 30, 2007 and through the date of the Amended Debentures, August 24, 2007, the Company was not in compliance with the Registration Rights Agreement. During the three months ended September 30, 2007, the Company issued additional Debentures in the amount of $160,500 in satisfaction of liquidated damages under the Registration Rights Agreement for failure to timely file a registration statement by the defined date.

August 2007 Variable Rate Self-Liquidating Senior Secured Convertible Debentures and Common Stock Purchase Warrants

On August 30, 2007, the Company sold an aggregate of $500,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “August 2007 Debentures”) due April 17, 2009, under the same terms and conditions as the Amended Debentures.

The August 2007 Debentures are convertible at any time at the option of the holder into shares of common stock at $0.35 per share, subject to adjustment for stock splits, stock dividends, and the like, and subject to the terms and provisions of the Amended Debentures. In accordance with EITF 98-5 the intrinsic value of the imbedded conversion feature within the Debentures, which was determined by the Company to be approximately $100,000, was recorded as a discount to the August 2007 Debentures. In accordance with EITF 00-27, the remaining discount in the amount of approximately $90,000 as of September 30, 2007, will be amortized over the term of the August 2007 Debentures.

Prior to maturity, the August 2007 Debentures will bear interest at the higher of (i) 8% per annum or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at the Company’s option, in shares of common stock. The Company’s ability to pay interest with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the common stock. All overdue and accrued interest will accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default under the Debentures and for so long as the event of default is continuing, the Debentures will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law. Accrued interest, related to the August 2007 Debentures, which is included in accrued expenses, amounted to approximately $4,000 as of September 30, 2007.

Beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the August 2007 Debentures and December 1, 2007, and on the first day of each month thereafter, the Company will be required to redeem 1/17th of the face value of the August 2007 Debentures in cash or, at the Company’s election, with shares of common stock. The Company’s ability to pay the redemption price in shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in common stock. Any common stock delivered in satisfaction of an amortization payment will be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. As of September 30, 2007, no August 2007 Debentures have been redeemed.

As a part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $0.35 per share. The warrant exercise price is subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any common stock, or other security convertible into common stock, for a per share price less than the exercise price then in effect, the exercise price of the warrants with respect to shares of common stock will be reduced to equal such lower price and the number of shares of common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price for common stock will not apply to certain exempt issuances, as defined in the Amended Debentures.

In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $174,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the underlying debt. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.30%, no dividends, expected volatility of approximately 184% and an expected warrant life of approximately 3 years. As of September 30, 2007, the unamortized discount relating to the warrants on the August 2007 Debentures amounted to approximately $113,000.

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

NOTE 12 - ACCRUED AND UNPAID PAYROLL TAXES

At September 30, 2007, the Company has accrued interest and penalties of $192,000 related to payroll and payroll related taxes. This amount includes additional interest of approximately $99,000 charged to operations in the first nine months of 2007. The interest and penalties were the subject of a delinquency proceeding with the U.S. Internal Revenue Service. During the first quarter of 2007, the Company signed an agreement with the IRS to settle the outstanding interest and penalties. The agreement provides for the Company’s payment of the accrued interest and penalties in monthly installments of $10,000.

NOTE 13 - POTENTIAL ACQUISITIONS

On July 2, 2007, the Company entered into a letter of intent to acquire Unipower Corporation, a Coral Springs, Florida based manufacturer of power supplies and related equipment for telecom, datacom, network equipment and industrial applications. Unipower provides high-density, low profile and hot swap power system solutions and has overseas operations in the United Kingdom. The letter of intent contemplates that, through an acquisition subsidiary, the Company will purchase all of the capital stock of Unipower for cash in an amount to be determined with the purchase price subject to changes in Unipower's net assets through the closing date. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation. Management currently anticipates that it will complete the transaction during the fourth quarter of 2007.

NOTE 14 - TRANSACTIONS WITH RELATED PARTIES

Notes payable to Related Parties

During the quarter ended December 31, 2006 the Company issued a total of 79,009 shares of common stock to certain note holders to extend the terms of payment to September 30, 2007. The estimated fair market value was $179,363. During the quarter ended March 31, 2007 the Company accrued $46,100 in cash incentives to certain note holders to extend the terms of payment to September 30, 2007 On September 28, 2007, the Company agreed to compensate each of the noteholders by paying that noteholder an amount in cash equal to 7% of the principal amount of the notes which amount was added to the principal amount of the holder's notes. The aggregate principal balance on these notes was $1,831,931 at September 30, 2007 (Note 10) .

At September 30, 2007, the Company has a note payable of $125,000 to an affiliate of Michael A. D’Amelio, a director and officer of Solomon. The note is currently in default and carries a default interest rate of 18% per annum (Note 10).

In August 2007, the Company entered into an Acquisition Credit Facility Agreement with JMC Venture Partners LLC (“JMC”), an affiliate of Michael A. D’Amelio, a director and officer of Solomon. The line of credit is to be used exclusively for acquisitions and the aggregated principal may not exceed $15,000,000 (Note 10). The Company issued 974,026 shares of common stock, valued at $272,727, as payment for the commitment fee on the Acquisition Credit Facility on August 27, 2007 (Notes 9 and 10).

In September 2007, the Company borrowed $2,750,000 from JMC under the terms of the Acquisition Credit Facility to effectuate the Deltron acquisition. In connection with this transaction the Company issued 284,238 shares of common stock to JMC as payment of the monitoring and perfection fees pertaining to this loan (Notes 9 and 10).

Interest expense on notes to related parties was approximately $226,000 and $51,000 for the three months ended September 30, 2007 and 2006, respectively and $479,000 and $119,000 for the nine months ended September 30, 2007 and 2006, respectively.

Expenses

In 2007 and 2006, Bril Corporation provided bookkeeping services for $5,000 a month. Two principals of Bril Corporation are also directors and stockholders of the Company. Total expense for the nine months ended September 30, 2007 and 2006 was $45,000 for each nine-month period.

NOTE 15 - SEGMENTS

The major segments the Company serves are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which represents the business of Technipower LLC and Deltron LLC and specializes in the design, development and production of customer power systems, chassis and power supply products for defense related markets.

Segment financial information follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
Sales to unaffiliated customers:
Power Electronics	$2,134,093	$799,312	$5,172,425	$799,312
Motive Power	0	24,219	31,678	37,131
	$2,134,093	$823,531	$5,204,103	$836,443
Net Profit (Loss):
Power Electronics	$196,746	$(54,730)	$445,067	$(54,730)
Motive Power	(1,515,048)	(2,286,218)	(3,415,168)	(3,745,155)
Operating Loss	(1,318,302)	(2,340,948)	(2,970,101)	(3,799,885)
Interest expense	(1,566,812)	(394,628)	(6,442,812)	(1,382,378)
Other income (expense)	15,111	(175,507)	33,795	(175,507)
Loss on extinguishments of redeemable preferred stock and other debt	(2,496,544)	0	(2,496,544)	(5,652,404)
Net Loss	(5,366,547)	(2,911,083)	(11,875,662)	(11,010,174)
Preferred stock dividends	0	(36,164)	(1,413,031)	(96,164)
Loss applicable to common stockholders	$(5,366,547)	$(2,947,247)	$(13,288,693)	$(11,106,338)

NOTE 16 - NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to elect to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  The Company will adopt this Statement in fiscal year 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Business Acquisition

In connection with the Company’s acquisition of Deltron LLC in August 2007, the Company agreed to pay the sellers an earn-out payment equal to the excess of the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales, over $1,570,000. The earn-out payment cannot exceed $300,000.

ITEM 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended September 30, 2007 and 2006 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

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

We have historically generated limited operating revenues. In order for us to market our existing products successfully on a national and international level, we will likely be required to close public or private offerings of our equity or debt securities successfully. If we are unable to obtain necessary financing, we will expand our operations only as cash flow from operations allows.

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

On August 17, 2006, we entered into a Securities Purchase Agreement with Integrated Power Systems LLC, Power Designs Inc., The Vantage Partners LLC, certain other persons and Technipower LLC, a Danbury, Connecticut based manufacturer of power supplies and related equipment for the defense, aerospace and commercial sectors, and simultaneously closed on the acquisition of all of the outstanding membership units and warrants to purchase membership units of Technipower. We purchased Technipower for 4,615,381 shares of Series C convertible redeemable preferred stock, 4,461,537 shares of common stock and the assumption of certain liabilities totaling approximately $850,000, including approximately $700,000 outstanding under Technipower’s $1.5 million revolving credit facility. Twenty-five percent of the common stock was deposited in escrow to support the sellers’ indemnity obligations under the purchase agreement. The escrowed shares will also fund any required working capital adjustment in our favor. The share amounts were calculated using an agreed $.65 per share price. The common share value of the shares issued at closing in our financial statements was calculated based on the closing market price on the date of the closing of the transaction, August 17, 2006, of $1.40 per share. We agreed to issue additional shares to the sellers of Technipower at the one year anniversary of the closing if the 30-day average trading price at that time is more than 5% less than $.65 per share. On August 17, 2007, we agreed with certain of these sellers to reset the trading price to $.35 per share from $.65 per share in exchange for their agreement to extend their existing lock-up agreements for approximately one year on shares of common stock previously owned and on the additional shares to be issued. On September 6, 2007, we issued an aggregate of 4,833,562 shares of common stock to these sellers as payment of this stock payment adjustment using the reset trading price of $.35 per share. We determined that the issuance of these shares of common stock was exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

After the acquisition of Technipower, we divided our operations into two divisions: a Power Electronics Division, which encompasses our power systems businesses, and a Motive Power Division, which encompasses our electric power drive technologies. With this structure, we are working to exploit opportunities for market consolidation, cross marketing and core business growth in separate but compatible niche markets for specialized high value original equipment manufacturer (“OEM”) power applications and electric power drive systems. While our operating assets are divisionalized, we expect and encourage a formal exchange of engineering and sales talent across the business units.

Our Power Electronics Division focuses its efforts in engineered power systems while also providing both technical and sales augmentation to our Motive Power Division. The Power Electronics Division specializes in the design, development and production of custom power electronics systems, chassis and power supply products for defense related markets. The Division also provides advanced legacy support and specialized defense-related build-to-print capabilities.

On September 5, 2007, we acquired the assets of Deltron, Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico, pursuant to an Asset Purchase Agreement dated June 1, 2007, as amended on July 9, 2007, August 2, 2007, August 9, 2007, August 16, 2007, August 24, 2007, August 31, 2007, and September 4, 2007, by and among Del-Inc Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, Deltron, Corporacion Delinc, S.A. de C.V., a Reynosa, Tamaulipas, Mexico corporation, Aaron Anton and other shareholders of Deltron Inc. The purchase price of $2,860,000 consisted of $1,508,000 in cash for Deltron’s assets, plus $600,000 in cash for the stock of Delinc, S.A., $425,000 in acquisition related costs, and the assumption of certain liabilities in the amount of approximately $327,000. A portion of the purchase price totaling $400,000 was deposited in escrow for one year from closing to support the sellers’ indemnification obligations. We also agreed to pay the sellers an earn-out payment equal to the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales. The earn-out payment cannot exceed $300,000. Following the closing of the transaction, we changed the name of Del-Inc Acquisition LLC to Deltron LLC.

On July 2, 2007, we announced that we had signed a letter of intent to acquire Unipower Corporation, a Coral Springs, Florida based manufacturer of power supplies and related equipment for telecom, datacom, network equipment and industrial applications. Unipower is a leader in high-density, low profile and hot swap power system solutions and has overseas operations in the United Kingdom. The letter of intent contemplates that, through an acquisition subsidiary, we will purchase all of the capital stock of Unipower for cash in an amount to be determined with the purchase price subject to increase or decrease based on changes in Unipower’s net assets through closing. The transaction is subject to the negotiation and execution of a definitive purchase agreement and the satisfaction of various closing conditions, including a due diligence investigation. While no assurances can be given as to if or when the acquisition may close, we currently anticipate that the acquisition will close in the fourth quarter of 2007.

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

On August 24, 2007, we entered into an agreement with JMC Venture Partners LLC, pursuant to which JMC agreed to provide Solomon with a line of credit, the aggregate principal amount of which may not exceed $15,000,000, that is to be used exclusively for acquisitions. The line of credit will be available through August 24, 2008. As payment for the commitment fee on the full amount of the line of credit, we issued an aggregate of 974,026 shares of common stock to JMC on August 27, 2007. We provide more information about this line of credit in "Liquidity and Capital Resources" below.

Del-Inc Acquisition LLC borrowed a total of $2,750,000 from JMC under the line of credit to fund the purchase price for the Deltron assets. The loan was made pursuant to the terms of a Secured Promissory Note Loan Security and Pledge Agreement dated as of September 5, 2007, between Del-Inc and JMC and a related promissory note issued by Del-Inc to JMC on September 5, 2007. We guaranteed the loan fully and unconditionally pursuant to a Guaranty Agreement with JMC dated September 5, 2007. The loan matures on September 5, 2008.

We incurred a 2.5% monitoring fee, which we paid in shares of common stock, on the amount of loan advanced to Del-Inc under the line of credit. The number of shares issued was calculated by dividing the dollar amount of the fee by the average closing price of a share of common stock for the 10 business days preceding the date of payment. Del-Inc agreed to pay JMC a separate perfection fee in the amount of $27,500, payable in shares of our common stock, with respect to the loan made by JMC under the line of credit in connection with the acquisition of the assets of Deltron. The number of shares issued was calculated by dividing the dollar amount of the fee by the market price on the date of the closing. As payment for the monitoring fee and the perfection fee, we issued an aggregate of 284,638 shares of common stock to JMC on September 7, 2007.

Since March 2005, we have entered into various loan transactions with third parties as well as affiliates pursuant to which we raised capital to refinance debt, redeem preferred stock and provide working capital.

In January 2007, we sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due March 18, 2008. We redeemed $535,000 in principal amount of the debentures and accrued interest thereon in June 2007. In August 2007, we entered into an amendment agreement with the holders of these debentures pursuant to which, among other things, we extended the maturity date to April 17, 2009. In connection with the amendment agreement, we (i) issued to the holders an additional $160,500 in debentures due April 17, 2009, and (ii) issued an aggregate of 1,747,267 shares of common stock in partial satisfaction of the redemption payment that was due to the holders on July 1, 2007, with the balance of the redemption payment carried forward and payable when redemption payments recommence. Separately, to induce the holders of the January Debentures to enter into the amendment agreement, we agreed to issue to each holder an amount of restricted shares of common stock calculated by multiplying the dollar amount of each holder’s initial investment by 0.075. In fulfillment of this agreement, we issued an aggregate of 401,250 restricted shares of common stock.

On January 22, 2007, we redeemed approximately 2,873,500 shares of our Series C preferred stock for an aggregate of approximately $3,350,000. Under the Certificate of Designations for the Series C preferred stock, the holders of the Series C preferred stock were entitled to dividends at the rate of 10% of the stated value of the Series C preferred stock and a liquidation preference that was initially equal to the stated value of the Series C preferred stock plus accrued dividends but rose to 175% of the stated value of the Series C preferred stock plus accrued dividends after December 15, 2006. The “stated value” per share of Series C Preferred Stock was $0.65. We recorded the liquidation preference on the shares redeemed as a preferred stock dividend of approximately $1,400,000. Also on January 22, 2007, we converted the remaining 1,741,881 shares of Series C preferred stock into 1,741,881 shares of common stock and fractional shares into cash based on the market price of our common stock on the date of the transaction. There are presently no shares of Series C preferred stock outstanding and we have filed a certificate of elimination removing the Series C preferred stock from our certificate of incorporation.

In August 2007, we sold an aggregate of $500,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due April 17, 2009.

We provide more information about these loan transactions in “Liquidity and Capital Resources” below.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three months ended September 30, 2007 compared with three months ended September 30, 2006.

For the three months ended September 30, 2007 we generated revenues of $2,134,093 as compared to $823,531 for the three months ended September 30, 2006, an increase of $1,310,562. Cost of products sold for the three months ended September 30, 2007 was $1,161,920, generating a gross margin of $972,173. Cost of products sold for the three months ended September 30, 2006 was $632,914, generating a gross margin of $190,617. The increase in our revenues was due to the results of our Power Electronics Division which includes the Technipower acquisition effective August 17, 2006. We believe that with these additions, revenue levels will continue to equal or exceed those of previous quarters.

Research and Development costs were $310,108 for the three months ended September 30, 2007 as compared to $119,128 for the three months ended September 30, 2006. The increase was the result of continued R&D expenditures in our Power Electronics Division as the Company continues to target the design and production of custom power-ready systems, chassis and power supply products for industrial and defense-related markets.

Selling, general and administrative expenses were $1,980,367 for the three months ended September 30, 2007 as compared to $2,412,437 for the three months ended September 30, 2006, a decrease of $432,070 or 18%. This decrease was partially due to the 2006 charge of $1,410,000 to deferred compensation in recognition of a November 2005 compensation award regarding Mr. Laskowski and Mr. D’Amelio. There was no similar expense in the 2007 period. This reduction is partially offset by the additional 2007 expense of our Power Electronics Division as well as the additional compensation expense related to the retention of a Chief Executive Officer in February 2007 and other executives.

We incurred interest expense of $1,566,812 for the three months ended September 30, 2007. Interest expense incurred for the three months ended September 30, 2006 was $394,628. The increase of $1,172,184 in interest expense was primarily due to an increase in accrued cash and non-cash interest charges related to the variable rate self-liquidating senior secured convertible debentures sold in January and August 2007.

The elements of interest expense for the quarters ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007	2006
Interest on notes payable	$199,801	$382,887
Interest on bank debt	13,921	11,741
Interest and penalties on unpaid payroll taxes	3,773	-
Interest and accretion on variable rate self-liquidating senior secured convertible debentures	1,349,317	-

Total interest expense	$1,566,812	$394,628

We recorded a $2,496,544 loss related to the extinguishment of redeemable preferred stock and other debt in the three months ended September 30, 2007 related to the amendment of the January 2007 variable rate self-liquidating senior secured convertible debentures. We reported a net loss and loss applicable to common stockholders for the three months ended September 30, 2007 of $5,366,547. Our net loss and loss applicable to common stockholders for the three months ended September 30, 2006 was $2,911,083 and $2,947,247 respectively.

Nine months ended September 30, 2007 compared with Nine months ended September 30, 2006.

For the nine months ended September 30, 2007 we generated revenues of $5,204,103 as compared to $836,443 for the nine months ended September 30, 2006, an increase of $4,367,660. Cost of products sold for the nine months ended September 30, 2007 was $2,777,865, generating a gross margin of $2,426,238. Cost of products sold for the nine months ended September 30, 2006 was $652,533, generating a gross margin of $183,910. The increase in our revenues was due to the results of our Power Electronics Division which includes the Technipower acquisition effective August 17, 2006.

Research and Development costs were $869,234 for the nine months ended September 30, 2007 as compared to $119,128 for the nine months ended September 30, 2006. The increase was the result of continued R&D expenditures in our Power Electronics Division.

Selling, general and administrative expenses were $4,527,105 for the nine months ended September 30, 2007 as compared to $3,864,667 for the nine months ended September 30, 2006, an increase of $662,438 or 17%. This increase was primarily due to the additional expense of our expanded Power Electronics Division as well as the additional compensation expense related to the retention of a Chief Executive Officer in February 2007 and other executives, offset partially by the 2006 charge of $1,410,000 to deferred compensation in recognition of a November 2005 compensation award regarding Mr. Laskowski and Mr. D’Amelio.

We incurred interest expense of $6,442,812 for the nine months ended September 30, 2007. Interest expense incurred for the nine months ended September 30, 2006 was $1,382,378. The increase of $5,060,434 in interest expense was primarily due to an increase in accrued cash and non-cash interest charges related to the variable rate self-liquidating senior secured convertible debentures sold in January and August 2007.

The elements of interest expense for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,
	2007	2006
Accretion and dividends, Series A preferred stock	$-	$698,080
Interest on notes payable	696,554	672,557
Interest on bank debt	51,290	11,741
Interest and penalties on unpaid payroll taxes	98,629	-
Interest and accretion on variable rate self-liquidating senior secured convertible debentures	5,596,339	-

Total interest expense	$6,442,812	$1,382,378

We recorded a $2,496,544 loss related to the extinguishment of redeemable preferred stock and other debt in the nine months ended September 30, 2007 related to the amendment of the January 2007 variable rate self-liquidating senior secured convertible debentures. We reported a net loss for the nine months ended September 30, 2007 of $11,875,662. Our net loss for the nine months ended September 30, 2006 was $11,010,174. We recorded a $5,652,404 loss related to the extinguishment of redeemable preferred stock and other debt in the nine months ended September 30, 2006. Loss applicable to common stockholders for the nine months ended September 30, 2007 was $13,288,693, reflecting dividends of $1,413,031 relating to the redemption of the Series C preferred stock issued in August 2006. Loss applicable to common stockholders for the nine months ended September 30, 2006 was $11,106,338, reflecting dividends of $60,000 relating to Series B preferred stock recorded in March 2006 and $36,164 relating to Series C preferred stock.

Liquidity and Capital Resources

Our available cash balance at September 30, 2007 was $872,701. We borrowed $1,877,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006. These notes are secured by liens on all of our tangible and intangible assets.

During the nine months ended September 30, 2007, we used net cash of $1,062,375 from operations. This consisted of a net loss of $11,875,662 augmented by net non-cash charges of $10,034,167. Additionally, financing activities provided net cash in the amount of $4,582,906 consisting primarily of proceeds from convertible promissory notes payable and notes payable to related parties. The Power Electronics Division experienced positive cash flow from operating activities of $850,205.

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

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of September 30, 2007, we have negative working capital and a capital deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. We expect to seek additional capital through the sale of debt and/or equity in 2007 in order to fund our operating and capital needs, although there can be no assurance that we will be successful. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. To date we have not been able to establish acceptable sales levels. With the acquisitions of Technipower and Deltron, we believe our ability to achieve profitability has been enhanced.

In order to fund future acquisitions, we intend to complete one or more private sales of equity or debt securities. We have not yet determined the terms or amount of the securities to be sold. However, any such securities will be offered and sold without registration under the Securities Act of 1933, as amended, and may not be reoffered or resold by the purchasers in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

We borrowed $1,877,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006. These notes are secured by a lien on all of our tangible and intangible assets. On March 15, 2006, we issued and sold an aggregate of 235,856 shares of common stock to the noteholders. Of these shares, 93,356 shares of common stock were issued upon conversion of accrued and unpaid interest on the promissory notes through February 28, 2006, at a price per share equal to a 20% discount from the market price per share of our common stock as of March 14, 2006. The remaining 142,500 shares were issued to certain of the noteholders as an inducement to each noteholder agreeing to extend the maturity date of the notes from March 15, 2006, to April 30, 2006. On May 3, 2006, we issued and sold an additional aggregate of 124,700 shares of common stock to certain of the noteholders as an inducement to such noteholders agreeing to extend the maturity date of their notes from April 30, 2006, to June 30, 2006. On June 5, 2006, we issued and sold an aggregate of 63,750 shares of common stock to the holders of certain of the promissory notes. These shares were issued as an inducement to each noteholder agreeing to purchase the notes. On August 11, 2006, we entered into an agreement dated as of June 30, 2006, with certain of our noteholders pursuant to which the maturity date of their notes was extended from June 30, 2006, to January 15, 2007. As an inducement to such noteholders agreeing to extend their notes, we issued to each of the noteholders 35,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by each holder. On December 31, 2006, we entered into an agreement with certain of our noteholders pursuant to which the maturity date of their notes was extended from January 15, 2007, to September 30, 2007. To induce the noteholders to extend the notes, we agreed to compensate each of the noteholders, at the noteholder’s option, by either (i) issuing shares of our common stock in an amount equal to 10,000 shares for each $100,000 in principal amount of notes, or fraction thereof, held by that noteholder or (ii) paying that noteholder an amount in cash equal to 5% of the principal amount of notes, or fraction thereof, held by that noteholder.

We entered into an agreement effective December 31, 2006, with certain of our noteholders pursuant to which the maturity date of their notes was extended from January 15, 2007, to September 30, 2007. As an inducement to such noteholders agreeing to extend their notes, at the noteholder’s option, we agreed to either (i) issue shares of common stock in an amount equal to 10,000 shares for each $100,000 of principal amount of notes, or fraction thereof, held by such noteholder or (ii) pay such noteholder an amount in cash equal to 5% of the principal amount of the notes, or fraction thereof, held by such noteholder in lieu of shares. In connection with this extension agreement, on March 8, 2007, we issued 79,009 shares of common stock to those noteholders who elected to receive shares as consideration for the extension agreement.

On September 28, 2007, we entered into an agreement with certain of our noteholders pursuant to which the maturity date of the senior secured notes was extended from September 30, 2007, to September 7, 2008, subject to further extension as follows: (a) if by September 7, 2008, there is no effective registration statement covering the shares of our common stock issuable upon conversion of our convertible debentures due April 17, 2009 or exercise of the related warrants, the maturity date will automatically be extended to December 31, 2008, upon notice to the holders of the senior secured notes and the accrual or payment of an amount equal to 5% of each holder’s principal balance, and (b) if by December 31, 2008, there is no effective registration statement covering the shares of our common stock issuable upon conversion of our convertible debentures due April 17, 2009 or exercise of the related warrants, the maturity date will automatically be extended to April 17, 2009, upon notice to the holders of the senior secured notes and the accrual or payment of an amount equal to 5% of each holder’s principal balance. To induce the noteholders to extend the notes, we agreed to compensate each of the noteholders by (i) paying that noteholder an amount in cash equal to 7% of the principal amount of the notes, or fraction thereof, held by that holder, which amount will be added to the principal amount of the holder’s notes, and (ii) giving each of the noteholders the opportunity to buy, for $100, the right to convert their notes to common stock in the future.

On July 28, 2006, we borrowed $125,000 from Jezebel Management Corporation and issued a promissory note in the principal amount of $125,000 to Jezebel. The note bore interest at a rate of 15% per annum and matured on August 28, 2006. As an incentive to purchase the note we issued 25,000 shares of common stock to Jezebel. This note is now past due and is accruing interest at the rate of 18% per annum. In January 2007, we paid the interest that had accrued though the date of payment. Jezebel is an affiliate of Michael A. D’Amelio, a director and executive officer of our company.

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

The debentures initially provided that, beginning on the first day of the first month immediately following the earlier of the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the debentures or May 17, 2007, and on the first day of each month thereafter, we would be required to redeem one tenth of the face value of the debentures in cash or, at our election, with shares of our common stock. Our ability to pay the redemption price in shares of common stock was subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in our common stock. Any common stock delivered in satisfaction of an amortization payment would be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days before the amortization payment. Any unconverted debentures would become due on March 18, 2008. We redeemed 10% of the principal amount of the debentures on June 1, 2007. On July 1, 2007, we failed to make the redemption payment due with respect to the debentures.

As a part of the sale of the debentures, we issued common stock purchase warrants to the purchasers of the debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of our common stock at an exercise price of $2.00 per share. The warrant exercise price was subject to adjustment for stock splits, stock dividends, and the like. In the event that we were to issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price then in effect, the exercise price of the warrants with respect to shares of our common stock would be reduced to equal such lower price and the number of shares of our common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price for common stock would not apply to certain exempt issuances, including issuances to officers, directors and employees and in strategic transactions and up to an aggregate of $200,000 of common stock that may be issued in any six-month period. All of the warrants will expire on January 18, 2012, unless sooner exercised.

In connection with the sale of the debentures and warrants, we entered into a registration rights agreement with the purchasers of the debentures and warrants under which we were required to file, on or before February 16, 2007, a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the debentures and warrants and to use our best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by May 17, 2007. We filed the registration statement on February 12, 2007, and it was declared effective by the Commission on May 14, 2007.

Our obligations under the debentures are secured by a security interest in substantially all of our assets pursuant to a security agreement dated as of January 17, 2007, between us and the purchasers of the debentures. In the event that we form any new subsidiaries and move assets to those subsidiaries, those subsidiaries will become guarantors of the debentures.

At any time after the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the debentures, we may redeem, subject to specified conditions and upon 12 trading days’ written notice, any or all of the outstanding debentures for a redemption price of cash in the amount of 120% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest thereon.

On August 24, 2007, we agreed with the holders of the debentures to amend the terms of the debentures and several related agreements. Under the terms of the amendment agreement,

•	the maturity of the debentures was extended to April 17, 2009;

•
redemptions of principal of the debentures were suspended until the first first of the month following the earlier of (i) the date that a new registration statement covering the shares of common stock issuable upon conversion of the debentures or exercise of the related common stock purchase warrants held by the holders is declared effective by the SEC and (ii) December 1, 2007;

•
once redemptions recommence, they will be required to continue on a monthly basis through the new maturity date of the debentures, at an amount equal to the principal amount of the debentures on the date the redemptions recommence divided by the number of months remaining to maturity of the debentures;

•	the conversion price of the debentures and the exercise price of the related warrants were each reduced from $2.00 per share of common stock to $0.35 per share of common stock;

•
we are required to file a new registration statement by October 1, 2007, and cause such registration statement to be declared effective by January 22, 2008, and if we fail to meet either deadline we will incur liquidated damages as specified in the registration rights agreement among us and the holders;

•
we are entitled to issue shares of common stock in payment of fees in connection with certain proposed transactions without such shares triggering an adjustment to the conversion price of the January debentures or the exercise price of the related warrants;

•	we issued an aggregate of $160,500 in new debentures to the holders in satisfaction of liquidated damages incurred through the date of the amendment agreement under the registration rights agreement;

•
we issued an aggregate of 1,747,267 shares of common stock in partial satisfaction of the redemption payment that was due on July 1, 2007, with the balance of the redemption payment carried forward and payable when redemption payments recommence; and

•	the holders waived certain restrictions to enable us to raise up to $1 million of additional financing through private placements of securities.

Separately, to induce the holders of the debentures to enter into the amendment agreement, we agreed to issue to each holder an amount of restricted shares of common stock calculated by multiplying the dollar amount of each holder’s investment by 0.075. In fulfillment of this agreement we issued an aggregate of 401,250 restricted shares of common stock on August 27, 2007.

On August 24, 2007, we entered into an agreement with JMC Venture Partners LLC, pursuant to which JMC agreed to provide us with a line of credit, the aggregate principal amount of which may not exceed $15,000,000, that is to be used exclusively for acquisitions. The line of credit will be available through August 24, 2008. Any amounts loaned under the line of credit will accrue interest at a rate of 12% per annum, plus quarterly investment fees of 1% of the amounts then outstanding and monitoring fees of 2.5% of the amounts advanced under the line of credit. Upon execution of the line of credit agreement, we incurred a 2.5% commitment fee on the full amount of the line of credit. The monitoring fees and commitment fee are each payable in shares of our common stock. The number of shares to be issued will be calculated by dividing the dollar amount of the fee by the average closing price of a share of common stock for the 10 business days preceding the date of payment. We have agreed to register the shares for resale under the Securities Act of 1933, as amended, within 120 days. In the event of a default, the interest rate will increase to 18% per annum. Loans made under the line of credit will be conditioned upon the approval of the proposed acquisition by the lender’s investment committee and will be subject to the lender’s normal due diligence and will mature on the last day of the twelfth month after they are made. The loans will be made to our acquisition subsidiaries and unconditionally guaranteed by Solomon. The line of credit is subject to ordinary documentation requirements for each closing. The lender, JMC, is an affiliate of Michael A. D’Amelio, a director and officer of Solomon.

As payment for the commitment fee on the full amount of the line of credit, we issued an aggregate of 974,026 shares of common stock to JMC on August 27, 2007.

Del-Inc Acquisition LLC borrowed a total of $2,750,000 from JMC under the line of credit to fund the purchase price for the Deltron assets. The loan was made pursuant to the terms of a secured promissory note loan security and pledge agreement dated as of September 5, 2007, between Del-Inc and JMC and a related promissory note issued by Del-Inc to JMC on September 5, 2007. We guaranteed the loan fully and unconditionally pursuant to a guaranty agreement with JMC dated September 5, 2007. The loan matures on September 5, 2008.

We incurred a 2.5% monitoring fee, which we paid in shares of common stock, on the amount of loan advanced to Del-Inc under the line of credit. The number of shares issued was calculated by dividing the dollar amount of the fee by the average closing price of a share of common stock for the 10 business days preceding the date of payment. Del-Inc agreed to pay JMC a separate perfection fee in the amount of $27,500, payable in shares of our common stock, with respect to the loan made by JMC under the line of credit in connection with the acquisition of the assets of Deltron. The number of shares issued was calculated by dividing the dollar amount of the fee by the market price on the date of the closing. As payment for the monitoring fee and the perfection fee, we issued an aggregate of 284,638 shares of common stock to JMC on September 7, 2007

On August 30, 2007, we sold an aggregate of $500,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due April 17, 2009. We used the net proceeds of the debentures to provide operating capital. The definitive agreements permit us to sell up to an additional $500,000 in principal amount of debentures over a 60-day period following signing of the securities purchase agreement. As a part of the sale of the debentures, we issued common stock purchase warrants to the purchasers of the debentures giving them the right to purchase up to an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.35 per share. The terms of the debentures and warrants sold on August 30, 2007, are substantially the same as the terms of the debentures and warrants sold in January 2007, as amended by the amendment agreement dated August 24, 2007.

Our obligations under the new debentures are secured by a security interest in substantially all of our assets pursuant to a security agreement dated as of August 30, 2007, between the purchasers of the debentures and us. If we form any new subsidiaries and move assets to those subsidiaries, those subsidiaries will become guarantors of the debentures.

In connection with the sale of the debentures and warrants, we entered into a registration rights agreement with the purchasers of the debentures and warrants under which we are required, on or before October 1, 2007, to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the debentures and warrants and to use our best efforts to have the registration statement declared effective as promptly as possible thereafter but in any event, by January 22, 2008.

Our Technipower LLC subsidiary has a bank line of credit with borrowings as of June 30, 2007, of $1,000,000.

In order to fund our operating capital needs in 2007, we expect to seek additional capital through the sale of debt or equity securities or both.

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

Item 3. Controls and Procedures

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive officer and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective at that time.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

In accordance with the terms of the Company’s Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “Debentures”), on May 24, 2007, we issued 1,953,583 shares of its common stock, $.001 par value per share (the “Shares”), to the holders of the Debentures (“Holders”) as an advance against the first monthly partial redemption of the Debentures, due June 1, 2007. On June 1, 2007, we issued 1,089,687 additional Shares to the Holders. These Shares were issued as payment of the balance of the first monthly redemption of the Debentures, due June 1, 2007. On August 24 and 27, 2007, we issued 1,747,267 and 401,250 additional shares, respectively, in connection with the issuance of additional Debentures to cure our default. See“Liquidity and Capital Resources.” The offer and sale of securities were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, including pursuant to Rule 506 and/or Rule 144A thereunder. Such offers and sales were made solely to “accredited investors” under Rule 506 and/or “qualified institutional buyers” under Rule 144A.

On May 31, 2007, we issued 20,000 Shares to the Company’s President, Peter W. DeVecchis, Jr. The Shares were issued pursuant to Mr. DeVecchis’s employment agreement with us. Under Mr. DeVecchis’s employment agreement, he was granted a restricted stock award of 100,000 Shares, which Shares are issued over five (5) years in equal annual vested installments of 20,000 shares beginning May 31, 2005. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On July 24, 2007, we issued 50,000 Shares to David Long in payment of a $20,000 finders fee. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On July 13, 2007, we issued 750,000 Shares to five non-employee directors. Each of Duane Crisco, Kenneth Przysiecki, Shannon LeRoy, Thomas Kell and Jonathan Betts received 150,000 Shares in consideration of his service as a director of the Company. Also on July 213, 2007, we issued 50,000 Shares to Glen Wegner in consideration of his agreement to serve on the Company’s Advisory Board. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On September 6, 2007, we issued an aggregate of 4,833,562 Shares to the sellers of Technipower LLC (“Technipower”) as payment of the stock payment adjustment due under the terms of the Securities Purchase Agreement dated as of August 17, 2006, between the sellers of Technipower and us, as amended by the Amendment Agreement dated as of August 27, 2007, between the Company, Power Designs, Inc. and Integrated Power Systems LLC.

On August 27, 2007, we issued 974,026 Shares to JMC Venture Partners LLC (“JMC”) in payment of the commitment fee pursuant to the Acquisition Line of Credit Agreement.

On September 7, 2007, we issued an aggregate of 284,638 Shares to JMC in payment of the monitoring fee and perfection fee pertaining to the loan made by JMC under the Line of Credit in connection with the acquisition of the assets of Deltron.

On October 9, 2007, we issued an aggregate of 15,625 Shares to Next Generation for investment banking services.

On October 9, 2007, we issued 31,250 Shares to Jonathan Edwards for services rendered to, and expenses incurred on behalf of, the Company.

(b) Use of Proceeds

Not applicable.

(c) Repurchase of Securities

We did not repurchase any shares of our common stock during the third quarter of 2007.

Item 3. Defaults Upon Senior Securities

On August 23, 2007, we cured our default under the terms of the Variable Rate Self-Liquidating Senior Secured Convertible Debentures. See“Liquidity and Capital Resources, Additional Debentures Terms.”

Item 5. Other Information

On May 31, 2007, UHY LLP (“UHY”) our Audit Committee agreed that both would be best served if we identified new auditors. The parties agreed that UHY would resign as our auditors, effective immediately. The reports of UHY on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that in its report for the past two fiscal years, UHY has included an explanatory paragraph emphasizing that the financial statements are prepared assuming that we will continue as a going concern but that we have recurring operating losses, negative cash flows from operating activities and a working capital deficiency and that those matters raise substantial doubt about the our ability to continue as a going concern. Our Audit Committee participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through May 31, 2007, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused them to make reference thereto in their reports on the financial statements for such years. At our request, UHY furnished us with a letter addressed to the Securities and Exchange Commission stating whether or not UHY agreed with the above statements.

We engaged Eisner LLP, of New York, New York, as our new independent accountants as of May 31, 2007. During the two most recent fiscal years and through May 31, 2007, we had not consulted with Eisner LLP regarding any of the following: the application of accounting principles to a specified transaction, either completed or contemplated; the type of audit opinion that might be rendered on our consolidated financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; any matter that was the subject of a disagreement, as that term is used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B; or an event of a type identified in Item 304(a)(1)(iv) of Regulation S-B.

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
10.14
Amendments dated as of August 9, 2007, August 16, 2007, August 24, 2007, August 31, 2007, and September 4, 2007 to the Asset Purchase Agreement, dated as of June 1, 2007, by and among Solomon Technologies, Inc. and DEL-INC Acquisition LLC and Deltron, Inc. and its subsidiaries and shareholders. (5)

10.15	Amendment Agreement, dated as of August 24, 2007, between Solomon Technologies, Inc. and each debenture purchaser identified on the signature pages thereto. (5)
10.16	Acquisition Line of Credit Agreement, dated as of August 24, 2007, between Solomon Technologies, Inc. and JMC Venture Partners LLC. (5)
10.17	Securities Purchase Agreement dated as of August 30, 2007, between Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (5)
10.18	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures. (5)
10.19	Registration Rights Agreement, dated as of August 30, 2007, between Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (5)
10.20	Form of Common Stock Warrant. (5)
10.21	Form of Legal Opinion. (5)
10.22	Security Agreement dated as of August 30, 2007, between Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (5)
10.23	Form of Subsidiary Guarantee. (5)
10.24	Form of Lock-Up Agreement. (5)
10.25	Escrow Agreement dated as of August 30, 2007, among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto and Davis & Gilbert LLP. (5)
10.26	Secured Promissory Note Loan, Security and Pledge Agreement dated as of September 5, 2007, between Del-Inc Acquisition LLC and JMC Venture Partners LLC. (5)

Exhibit No.	Description

10.27	Secured Promissory Note dated September 5, 2007, issued to JMC Venture Partners LLC. (5)
10.28	Guaranty Agreement dated as of September 5, 2007, by Solomon Technologies, Inc. in favor of JMC Venture Partners LLC. (5)
10.29	Guaranty Agreement dated as of September 5, 2007, by Corporacion Delinc, S.A. de C.V. in favor of JMC Venture Partners LLC. (5)
10.30	Pledge and Security Agreement dated as of September 5, 2007, by Corporacion Delinc, S.A. de C.V. and JMC Venture Partners LLC. (5)
10.31
Agreement dated as of September 18, 2007, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc., Coady Family LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter, Pascal Partners, LLC, Steven Kilponen, Millennium Trust Company LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013 and Millenium Trust Company LLC Custodian FBO Steven Kilponen, Millennium Company LLC Custodian FBO Steven Kilponen IRA Rollover Account #90N727012. (5)

10.32	Amendment Agreement by and among Solomon Technologies, Inc. dated as of October 25, 2007 and each debenture purchaser identified on the signature pages thereto. (6)
10.33	Amendment Agreement dated August 17, 2007 to Securities Purchase Agreement dated August 16, 2006 among Solomon Technologies, Inc. and each purchaser identified on the signature page thereto. (6)
16.1	Letter from UHY LLP to the Securities and Exchange Commission dated May 31, 2007(7).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-13820, filed on February 12, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K filed on January 18, 2007.
(3)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.
(4)	Incorporated by reference from the Form 8-10QSB filed on August 20, 2007.
(5)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-146424, filed on October 1, 2007.
(6)	Filed herewith.
(7)	Incorporated by reference from the Current Report on Form 8-K filed May 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2007

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