Form 10KSB
period 2007-12-31
SOLOMON TECHNOLOGIES INC
filed 2008-04-15
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-50532

SOLOMON TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware	52-1812208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Commerce Drive Danbury, CT	06810
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (203) 797-9586

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

The issuer’s revenues for the year ended December 31, 2007 were $7,973,654.

As of April 11, 2008, the aggregate market value of the voting stock held by non-affiliates, based on the average of the high and the low bid and asked prices reported on such date, was $7,416,241.

As of April 11, 2008, there were 72,393,104 shares of the issuer’s common stock outstanding.

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

•	industry competition, conditions, performance and consolidation,

•	legislative and/or regulatory developments,

•	the effects of adverse general economic conditions, both within the United States and globally,

•	any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts, and

•	other factors described in the “Risk Factors” contained in Exhibit 99.2.

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

PART I

Item 1.  Description of Business.

Overview

We operate our business in two divisions. Our Power Electronics Division makes products used to convert power from alternating current to direct current and adapt voltages to specific applications for use in telecommunications, defense, aerospace, marine and commercial applications. Our Motive Power Division develops electric motor/wheel/transaxle systems that regenerate and store power using kinetic energy. We have proprietary, patented technology in this area and are challenging Toyota’s unauthorized use of the technology as an integral component of the Toyota Hybrid Synergy Drive.

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. This business is conducted in our Motive Power Division. In August 2006, we expanded our business by acquiring Technipower LLC, a manufacturer of power supplies and related equipment for the defense, aerospace, industrial and commercial markets. In September 2007, we further expanded our business by acquiring Deltron Inc., a manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico. Our Power Electronics Division encompasses the businesses of Technipower and Deltron.

Our Power Electronics Division focuses its efforts in engineered power systems while also providing both technical and sales augmentation to our Motive Power Division. The Power Electronics Division specializes in the design, development and production of custom power electronics systems, chassis and power supply products for defense, industrial and commercial markets. The Division also provides advanced legacy support and specialized defense-related build-to-print capabilities.

We are currently focusing principally on the consolidation and growth of our Power Electronics Division. We continue to evaluate acquisitions of businesses that would enhance the product lines, marketing capabilities and technical base of this division in furtherance of our strategy of using the profits generated from the consolidation of power electronics companies to fund development of clean technologies primarily in our Motive Power Division. We are also exploring ways to maximize the cost-effective use of our Mexican facility to become more competitive in the marketplace.

Our Motive Power Division continues to seek licensing, manufacturing, and sales opportunities for electric power drive systems, including those incorporating hybrid and regenerative technologies, and for the licensing and manufacture of our Electric Wheel® and Electric Transaxle™ for automotive, hybrid and all-electric vehicle applications.

We are working to combine our Motive Power Division’s patented technologies with the engineering and manufacturing capabilities of our Power Electronics Division. We believe that these synergies should allow the Motive Power Division to expand its application-specific technology development. We expect that the sales channels in the Power Electronics Division will ultimately encompass customers in the government, defense, industrial and commercial sectors, particularly as we broaden our product portfolio to include higher voltage power supplies.

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

We also have filed three provisional patent applications on related technologies that are explained in more detail under “Our Intellectual Property”, below.

We are actively seeking additional sources of capital in order to implement our business plan. Without sufficient additional capital and/or ultimately profitable operating results, we will not be able to continue as a going concern.

The preservation of our intellectual property rights is a critical component of our long term strategy. See Item 3, Legal Proceedings, below. In 2005, we filed a lawsuit in United States Federal District Court against Toyota Motor Corporation and certain affiliates for infringement of our Electric Wheel patent. In the lawsuit we allege that the hybrid transmission drive in the Toyota Prius and Highlander infringes a number of claims contained in one of our patents, and we are asking for an injunction barring further infringement as well as damages for the unauthorized use of our patent by Toyota and its affiliates. This action is currently stayed.

We also filed a complaint with the United States International Trade Commission seeking an exclusion order prohibiting the importation of infringing technology. In April 2007, the ITC terminated the investigation with a finding of no violation by Toyota, and the full ITC decided to take no position on the Administrative Law Judge’s findings.

In September 2007, we filed an appeal of the ITC’s decision with the Court of Appeals for the Federal Circuit, which heard oral arguments on April 11, 2008 and is expected to issue a decision before year end. We cannot assure you that these actions against Toyota will be successful.

Power Electronics Division

Our Power Electronics Division manufactures products that convert raw electrical power from sources such as central utility, backup power, distributed or renewable generation into high-quality electricity required by today’s electronic and electrical equipment. Markets for this Division’s products include defense, aerospace, telecommunications, computers, networking, industrial and medical instrumentation. The Power Electronics Division consists of two units

•	Technipower, which focuses on military qualified power conversion products and high power conversion systems for industrial and high reliability applications

•	Deltron, which focuses on low to mid power conversion components for commercial and industrial markets

Products

Technipower.

Technipower designs and manufactures state-of-the-art power solutions that are geared for military and industrial markets. These typically have a compact power factor and are natural convection cooled, air or water cooled power converters with certain products manufactured under the Cobalt15 brand name.

High Voltage Product Line

Technipower recently introduced a high voltage/high power (over 10,000 volts and 10,000 watts) line of embedded power conversion products branded Cobalt15 that has gained traction in 2007 and should contribute substantial revenue in 2008 and beyond. Our Cobalt15 line of power solutions incorporates a unique design approach to the challenge of providing kilowatts of straightforward, cost effective, adjustable power conversion in a compact rugged package. The standard formats include a “brick style”, rack mount, water and air-cooled, AC Front ends, power converters and power supplies.

The market for high voltage, high power systems is served by a small number of providers and has high engineering barriers to entry. This new line of products approach offers a new alternative to this large, well-established market by providing highly engineered DC-DC converters for use in high voltage/high power applications. No supplier currently provides DC-DC converters over 10kV and 10kW. We expect these configurable building blocks to reduce manufacturing costs, resulting in cost-effective products, and also to reduce lead times to customers.

Low Voltage Product Line

Technipower has worked closely for many years with military and defense contractors to design and manufacture military qualified AC-DC and DC-DC converters in both switching and linear configurations. A 2003 merger with Integrated Power Systems allowed the Technipower name and product lines to capitalize on the emerging market for aerial transport rack (“ATR”) chasses in which IPS was a leading competitor. For the military, Technipower makes standardized or customized power supplies that are designed to higher military tolerances and that are utilized in a number of military end products.

Both linear and switching technologies are used on products with power levels of up to 1,500 watts. The output characteristics vary from product to product and incorporate both high precision single and multiple output sources. Standard designs often are combined to create new product offerings for specific applications through a modular approach. Once specified for a customer’s application, the product is typically incorporated as an OEM component.

Deltron.

Throughout its fifty year history, Deltron has been a pioneer in the development of solid state power supplies for a variety of commercial markets, including telecommunications, test and measurement, factory automation, and medical equipment. Its standard product lines encompass a wide range of switching and linear power supplies, including power factor corrected, hot-swappable, and redundant units. Deltron also offers modified standard power supplies and fully-customized designs to meet highly specialized requirements. All new products meet RoHS compliance standards.

Industrial Products

Switch mode power supplies. Deltron switch mode power supply technology maintains an advantage in high density markets. The unique form factor allows plug and play functionality, leading to a high level of utilization in racking system applications. The entire “L” family of products is complimented by the “RA” rack system. A customer can selected the power supply that they need, and then by utilizing the “RA” rack system, accelerate both their electrical and mechanical design process. The system’s effectiveness is predicated upon its simplicity.

Linear power supplies. Deltron linear power supplies are recognized for their high reliability, and long service life. Although the popularity of this technology in general is waning, Deltron linear products continue to be viable. Linear products are utilized in a wide range of older technology markets. We continue to advertise and support the “W” series product lines through distribution, catalog and website.

Legacy power supplies. Deltron legacy products encompass a large range of applications ranging from machine tool to Government applications. Certain programs continue to require support, and sales are consistent and significant. Several of the machine tool and industrial control products have enjoyed resurgence in recent years.

Deltron offers several product lines in the power switching markets. These range from compact single unit size (1U) switchers with a single output to multiple unit size switchers for multiple outputs. Deltron also designs, develops and manufactures custom made switchers.

Deltron’s Slimline series consists of several lines of slender, hot swappable single output switchers that fit a wide range of industrial, telecom and computer networking applications. From 1U to 3U high, these units can be paralleled for additional power or used in combination with other models to meet multiple output requirements, are designed to withstand high power requirements of systems that range from heavy duty industrial applications to fault-tolerant front-end networking and computing applications and are suitable for telecom, datacom and intermediate bus architectures and factorized bus applications.

Engineering Initiatives

Technipower is developing new products comprising high-density design philosophies using switching frequencies from 100KHz to 400KHz, thereby increasing efficiencies and reducing size and weight. The use of power semiconductors and recently developed magnetic materials contributes to a higher density and smaller size unit. Power factor correction and DC-to-DC converter technology, previously developed by Technipower for the power quality industry, are utilized as building blocks in all applications. The modular design concept also offers customers substantially reduced lead times for application-specific product development and minimizes non-recurring engineering costs.

These engineering developments are well-suited to the trends emerging in Technipower’s key markets. Today’s military continues to transition to smaller, faster, quieter, more powerful and more intelligent systems. Technipower emphasizes the design and manufacture of state-of-the-art equipment that is smaller, more efficient, “smarter” (i.e., computer-controlled) and fully integrated at the power supply or complete chassis level. We expect that new designs will allow customers to satisfy the growing number of higher power applications in dramatically smaller packaging.

Deltron's power engineering team brings innovation and technological expertise to the market. Our design process provides customer satisfaction while meeting the high standards of quality and safety, including UL, CSA, EN, IEC, BSI, VDE, FCC, Bellcore, and CE. Fully equipped laboratory facilities and specialized computer software permit comprehensive design validation, testing, and circuit simulation.

Drawing on these resources, Deltron continues to develop products targeting markets where high density, power factor correction, and redundant share applications are the primary focus. Deltron is developing 1U racking systems with plug and play functionality and hot swap capability. We recently introduced a noise decoupled backplane that is attractive in RF sensitive markets such as communications and broadcast systems where low system noise is a critical requirement. Deltron will continue to focus new product development on controlling audible noise and higher power levels while at the same time delivering high power density.

 Strategy

Our Power Electronics Division is focusing on:

•	Integrating the manufacturing capabilities and administration of Technipower and Deltron

•	Capitalizing on product development and cross-selling opportunities created by the combination of Technipower and Deltron.

•
Providing ongoing support and fulfillment of hundreds of national stock numbers for legacy power supplies through increased visibility, continuous monitoring and response to government and defense contractor solicitations.

•
Selling the Cobalt 15 product line providing kilowatts of conformable DC power conversion to industrial and military markets for applications such as advanced coatings, semiconductor, lasers, magnetrons and transmitters.

•	Leveraging our existing relationships with the military contractors that we presently supply with legacy product to provide new low power and potentially high power products.

•	Selling new, existing and legacy Deltron products for the video processing, datacom, medical, and industrial markets.

•	Developing new market applications through synergies with the Motive Power Division.

•	Capitalizing on product development and cross-selling opportunities created by the combination of Technipower and Deltron.

Industry

Technipower legacy military products for the defense industry

The majority of Technipower’s business is supporting the defense industry with spares and replacements of linear and switching power supplies. These power supplies were initially designed over the past several decades for OEMs that were predominately defense contractors. Power supplies are requested either by the original contractor or directly by the government. These power supplies are built to the original qualified specifications to ensure backwards system compatibility. Power ranges are from tens of watts to a few kilowatts. Product formats include application specific units to cPCI and VME formats.

Technipower’s low power products in military applications

Technipower’s long year history of designing and manufacturing power supplies for the military provides industry visibility for new opportunities in low power system applications. These applications typically include power electronic systems. These are qualified designs that must survive stringent standards. This business is secured through a bidding process, which continues through the program’s life which typically lasts for decades. This requires a high investment of time and resources. Constant focus must be given to these accounts.

Technipower high power products in industrial and military applications

Many industrial OEM applications require kilowatts of rugged DC power. These industrial processes utilize this high level of power to excite various forms of matter to create plasma, photons or magnetic fields. Vacuum chambers create a plasma-based “mist” of a target material for coating substrates that range from tools to semiconductors. Solid-state and gas-based lasers use DC power to create photons for cutting metals and for anti-airborne munitions systems for the military. Magnetrons create magnetic fields, as they do in microwave ovens, for industrial requirements such as the drying of inks and other chemical products. All these applications require electrical and mechanical ruggedness due to the potentially violent and mission-critical environment in which the products will operate.

Deltron industrial products

Deltron products serve a variety of industries, including telecommunications, datacom, machine tool controls, industrial systems, test and measurement, factory automation and medical equipment, with principal focus on production of compact, high efficiency power supplies serving the growing datacom industry.

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

Marketing and Sales

Technipower and Deltron expect to enhance each other’s marketing and sales programs as the operations of the two companies are integrated in 2008.

Technipower sells through in-house direct sales resources and a network of manufacturers representatives. Approximately 1,700 Technipower National Stock Numbers are currently tracked through government websites. We aggressively monitor and expand our use of government E-commerce sites to protect and increase business. We directly quote the defense supply centers and other federal procurement offices in order to maintain high visibility. We employ six manufacturer’s representatives and two direct sales people.

Technipower has a strong knowledge of defense after-market (market for spares and replacements) procurement. Our marketing strategy is to increase sales by leveraging our strong historic customer base and combining standard market communication methods with alliances, partnering and joint project development. We work with numerous prime defense contractors in the design and manufacture of power supplies and chassis for military systems, offer integrated customer relationship management and complete program management capabilities. We employ aggressive account management practices and marketing communications efforts that include military/defense/commercial trade shows, targeted advertising campaigns, product listing sources, internet lead generation and direct sales.

Deltron sells direct, and through manufacturer representatives. Inside and outside sales personnel keep us directly in contact with customer requirements, and handle quoting on a timely basis. Customer support in provided in-house. Deltron strives to maintain a high lead to order conversion ratio. Leads are quickly qualified, processed by applications engineering, and the quote is generated in typically one business day.

Manufacturing

Technipower’s manufacturing facility is vertically integrated with the majority of production functions performed at our Danbury facility. Our manufacturing strategy is to increase the amount of outsourcing of subassemblies for the high power products and retain encapsulation, final integration and test in-house. Our new designs incorporate repetitive circuits both within the product itself and with other products we produce. This standardization affords us higher discounts with our suppliers providing these parts. We are continually upgrading our facility and seek to improve profitability by increasing revenue without increasing the manufacturing footprint.

Deltron’s manufacturing capabilities are vertically integrated. Based in Reynosa, Mexico, the facility includes fully automated computer-controlled equipment performing key processes such as component selection, through-hole mounting and surface mount technology, wave soldering, and aqueous cleaning. Specialized support production lines facilitate rapid hand assembly operations for non-automated friendly operations. Both RoHS and non-RoHS products are manufactured. The in-house sheet metal department features computerized punching, bending, and processing equipment for complete chassis and case production, and the in-house machine shop fabricates custom fixtures and tooling. Computerized test equipment performs the full complement of electrical measurements required for analog circuits. The facilities include high temperature burn-in rooms and environmental chambers.

Technipower is considering the manufacture of the majority of it’s industrial product at the Deltron facility in Mexico.

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

Motive Power Division

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. This business forms the basis of our Motive Power Division. We intend to continue the licensing, manufacturing, and sale of electric power drive systems, including those incorporating hybrid and regenerative technologies, and the licensing and manufacture of our Electric Wheel and Electric Transaxle for automotive, hybrid and all-electric vehicle applications.

The Electric Wheel consists of two electric motors connected to a planetary gear set co-located in a single, sealed housing. The device is highly efficient, can overcome significant dead loads and produce soft starts and can regenerate energy through unused torque. The Electric Wheel can be incorporated into a wheel hub assembly or coupled to a drive shaft for vehicular or other industrial/commercial applications. The Electric Transaxle consists of one and one half Electric Wheels comprising motor/generators and an infinitely variable transmission which provides the effect of a differential gear structure that can easily be used in conventional drive axle vehicles. It has all the features of the Electric Wheel but with two independently operated output shafts. We believe that this makes it ideal for terrestrial vehicle applications where turning/steering steering, require one wheel to drive while the other slips.

Products

Electric Power Drive System.

Our complete line of electric motors incorporated in our fully integrated electric power drive systems are referred to as our “ST Electric Power Drive Systems” or ST-EPDS. Our systems consist of the motor and controller[s], the safety power management distribution unit, the battery bank and battery charger, as well as one or more e-meter, ammeter, keyswitch, DC breakers and a throttle control. We also offer optional configurations to include generators (purchased separately by buyers) for hybrid charging configurations and a DC to DC charger for maintaining 12v DC house power. Our ST-EPDS provides the foundation for efficient power management.

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

Our ST Electric Power Drive Systems in marine use today are fueled through battery bank-stored power. Extended motoring range can be provided by installing an optional generator housed in a sound-proof enclosure, creating a hybrid diesel electric system. Generators work with a battery charger and the battery bank, extending battery life by recharging when the battery voltage reaches a set level of discharge. In addition, solar panels and wind generators can be used to augment house power for both pure electric and hybrid configurations.

Strategy

Through our Motive Power Division, we focus on:

•
Licensing our patented and proprietary technologies into general commercial, military, agricultural, aerospace and electric and electric-hybrid vehicular applications as well as into various marine markets, particularly in applications where high torque is required at low speeds,

•	Filing new patents on regenerative power systems for marine and motive applications and automation processes for electric propulsion and power generation systems,

•	Coordinating engineering efforts with Power Electronics Division engineers with a view to re-engineering our technology to enhance manufacturing processes and licensing prospects, and

•	Prosecuting our litigation against Toyota and identifying other infringers of our protected technology.

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

Our ST Electric Power Drive Systems are designed to produce maximum efficiency with large, slow turning props delivering higher torque at low rpm. These characteristics make our STEW and STEM series motors highly compatible for displacement hull applications. Many categories of boats use displacement hulls, including sailboats, trawlers, classic launches, luxury houseboats, offshore commercial fishing boats, and tugboats.

Our product application in the automotive industry

Our products have applications in the automotive industry and other terrestrial applications in both the consumer and commercial vehicle sectors and in both electric and hybrid electric vehicles. Its compact size and integrated transmission allows a vehicle’s central separate transmission to be eliminated. The Electric Transaxle incorporates electric drive motors, an infinitely variable transmission and differential abilities and can provide direct replacement for both front and rear wheel drive units. The Electric Wheel and Electric Transaxle can also be configured to accept propulsion inputs from other sources besides electric motors or a combination of electric motors and other input sources.

The heavy weight of commercial vehicles typically requires powerful low-speed torque. Standard diesel engines waste fuel during startup acceleration. In a commercial vehicle using the Electric Wheel technology, a power surge (batteries, ultra capacitors, etc.) along with the planetary gear arrangement would provide the startup acceleration power; fuel usage would be minimized and regenerative braking would help reclaim some of the used energy. The large size of most commercial vehicles also simplifies system installation, although space is generally not a consideration with the elimination of the typical transmission. In addition, the Electric Wheel could provide a high-torque motor drive combining transmission, differential, and clutch functions on each wheel.

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

In March 2008, we added James Dunn to our Advisory Board to assist us in further developing our strategy to commercialize our technologies. Mr. Dunn is president of Energy Technology Consultants and has served as president of the Center for Technology Development in Massachusetts. Mr. Dunn has more than thirty years’ experience in a variety of high technology ventures and is a recognized industry leader in alternative and renewable energy, hydrogen and fuel cells, advanced batteries and energy storage and hybrid vehicles.

We have received many expressions of interest for the Electric Wheel technology in applications such as automobiles, industrial transmissions, trucks, agricultural vehicles, forklifts, airport tugs and conveyor belts. We expect that the Motive Power Division will utilize the engineering resources of the Power Electronics Division and our Advisory Board to characterize potential manufacturing and market/licensing opportunities, including the development of applications specific system characteristics and various control algorithms.

Manufacturing

We assemble and test our ST Electric Power Drive Systems at our facility in Trinity, Florida, using motors and other components supplied to us by third-party contractors. We believe that these suppliers have sufficient capacity to fill our needs. We do not, however, have long-term agreements with these suppliers to provide us with such component parts.

Competition

Our competition in the marine industry is principally oversized propulsion systems that use fossil fuel sources such as diesel and gasoline. There are few credible high torque electric propulsion solutions available in the market and none have the energy-efficient advantages of the Electric Wheel technology, nor the unique performance attributes associated therewith.

Because of the unique technology that comprises the Electric Wheel, there are no direct competitors that offer the benefits of our proprietary technology. However, there are more traditional but less capable solutions incorporating simple electric motor technology in the marketplace that are available at competitive, and often lesser, prices.

Many potential competitors focus exclusively in the recreational marine segment, mostly in small vessels, and do not compete directly with our patented technology. Some of our provisional patent applications would provide a mechanism to restrict improvements by these manufacturers using their existing products.

We expect to manufacture components and/or enter into licensing agreements for our Electric Wheel and related technologies as we educate prospective OEMs about our propulsion systems and demonstrate the cost-effectiveness of replacing or augmenting fossil fuel-based propulsion equipment.

Many of our competitors and potential competitors are better known than we are and have larger infrastructures and greater resources than we do, and may have greater ability to withstand price competition or a downturn in the economy or the boating market.

 Our Intellectual Property

Trademarks

In 2006, we filed for registration of the terms “Electric Wheel” and “Electric Transaxle” with the United States Patent and Trademark Office (“USPTO”), and in 2007 we registered the term “Electric Wheel.” In 2003, we registered our name “Solomon Technologies” and our logo with the USPTO. In 1999, we trademarked a stylized version of the phrase “Electric Wheel” in the United States in connection with electric propulsion systems. Our trademarks have a 10-year term commencing on the registration date and are renewable for additional terms of 10 years each, subject to compliance with certain filing requirements.

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

Dual-Input Infinite-Speed Integral Motor and Transmission Device . This patent is the basis for our Electric Wheel technology. The patents cover both marine applications and farming and household appliance applications. This patent has been issued in the following countries/regions:

COUNTRY	DATE FILED	ISSUED	PATENT #	STATUS
Australia	11/19/91	11/22/94	651,644	Issued
Canada	11/19/91	01/28/03	2,096,842	Issued
Japan	11/19/91	01/31/03	3,394,771	Issued
Europe*	11/19/91	05/28/97	0 558 618	Issued
South Korea	11/19/91	01/07/99	187697	Issued
United States	11/28/90	11/26/91	5,067,932	Issued
WIPO**	11/19/91		US91/08624	Completed

*	The European patent has been validated and remains in force in Germany, Denmark, Spain, France and the Netherlands.

**	The World Intellectual Property Organization is an agency of the United Nations that administers approximately 23 treaties dealing with different aspects of intellectual property protection.

Method and Apparatus for Propelling a Marine Vessel . This patent ties our Electric Wheel technology directly to marine propulsion and provides for a patent on regenerative feedback. This patent has been issued in the U.S. and is pending in foreign jurisdictions, as follows:

COUNTRY	DATE FILED	ISSUED	PATENT #	STATUS
Europe	04/29/97		97922660.2	Pending
Japan	04/29/97		2000-509346	Published
United States	04/29/96	01/26/99	5,863,228	Issued
WIPO	04/29/97		US97/07556	Completed

System and Apparatus for a Multiple Input and Dual Output Electric Differential Motor Transmission Device . This patent is the basis for our Electric Transaxle technology. This patent has been issued in the U.S. and is pending in two foreign jurisdictions, as follows:

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

COUNTRY	DATE FILED	PUBLISHED	PUBLICATION #	STATUS
United States	03/10/06	09/21/06	US 2006/0208570	Pending
WIPO	03/10/06	09/21/06	WO2006099318	Completed

On October 26, 2005, we filed a provisional patent application with the USPTO entitled System and Apparatus for a Multiple Input and Dual Output Electric Differential Motor Device Utilizing One Ring Gear . This patent expands our existing patent 5,851,162 by utilizing new methodology gained from further research and development into the potential applications. On October 24, 2006, we converted this provisional application to a U.S. utility application and an international patent application under the Patent Cooperation Treaty.

COUNTRY	DATE FILED	PUBLISHED	PUBLICATION #	STATUS
United States	10/24/06	Pending	US2007-0093342	Pending
WIPO	10/24/06	Pending	US2006/041781	Pending

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

Domain Names

We own the domain names www.solomontechnologies.com , www.technipowerllc.com and www.deltroninc.com.

Licenses

In October 2006, we entered into a license agreement with Hobie Cat Company under which Hobie Cat licensed our patented Electric Wheel and other related technology for use in new Hobie products.

Research and Development

Our Power Electronics Division is currently developing new products comprising high-density design philosophies using switching frequencies from 100KHz to 400KHz, thereby increasing efficiencies and reducing size and weight. Technipower incurred approximately $1,243,227 of expenses in the year ended December 31, 2007 and $372,718 in the year ended December 31, 2006 relating to research and development.

Through continued ground-based electric motor research and development, we intend to expand applications of our patented products for potential licensing into other industries.

Since our inception, we have expended more than $2 million on development of our Motive Power Division’s products. The continued development of our STEW and STEM electric motors and other components of our ST Electric Power Drive Systems by our Motive Power Division are required to succeed in the marine and automotive markets. In addition, continuing development of advanced hybrid charging systems, adaptation to new batteries, ultra capacitors, fuel cell and fuel sources technologies, and system control and integration with our growing product line of electric motors will help us achieve and maintain our leadership position in the marine propulsion industry as well as other emerging opportunities. Through continued ground-based electric motor research and development, we intend to expand applications of our patented products for potential licensing into other industries.

Employees

We currently have 135 full-time employees, 3 part-time employees and 9 consultants. Our executive management team currently consists of an acting principal executive officer, a president and a chief financial officer. The Company has a collective bargaining agreement with 50% of its Mexican labor force that expired on December 31, 2007.  The contract was subsequently renewed through December 31, 2009 with a wage review on January 1, 2009. We believe our relations with our employees are good.

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

Properties

In March 2008, we moved our principal executive offices to Technipower's existing facility located at 14 Commerce Drive, Danbury, Connecticut. Our Power Electronics Division occupies facilities in Danbury, Connecticut, Hatfield, Pennsylvania, and Reynosa, Mexico. The Danbury facility lease commenced on July 15, 2002 and expires on July 14, 2012. We currently pay $8,125 per month for approximately 15,000 square feet of space. On November 1, 2007, we will begin renting a 3,180 square foot facility located at 2880 Bergey Road, Suite W Front, Hatfield, Pennsylvania, under a three-year lease that will expire October 31, 2010. Rent is $3,836 per month. The Reynosa facility is owned by Corporacion Delinc SA De CV. The facility has approximately 29,000 square feet of space and is located at Carretera Riberena KM. 8 Maquilpark Lote #1, CD. Reynosa, TAM., Mexico.

Our Motive Power Division currently rents a small, controlled environment facility in Trinity, Florida on a month-to-month basis.

Item 3.  Legal Proceedings.

On September 12, 2005, we filed a lawsuit against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America in the United States District Court for the Middle District of Florida, Tampa Division, for infringement of our Electric Wheel patent. In the lawsuit we allege that the hybrid transmission drive in the Toyota Prius and Highlander infringes a number of claims contained in our U.S. Patent No. 5,067,932, and we are asking for an injunction barring further infringement as well as damages for the unauthorized use of our patent by Toyota and its affiliates.

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

On September 19, 2007, we filed an appeal of the ITC’s decision with the Court of Appeals for the Federal Circuit which heard oral arguments on April 11, 2008 and is expected to issue its decision before the end of 2008. Until we complete our appeal of the ITC’s decision, the patent infringement action brought in the United States District Court in Florida is stayed. We cannot assure you that either of these actions will be successful.

Except as set forth above, we do not believe there are any pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters. Market Information

Our common stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol “SOLM.” The following table sets forth the high and low sales prices of our common stock for the periods indicated, as reported by the Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High	Low
Quarter ended March 31, 2006	$1.55	$0.36
Quarter ended June 30, 2006	$0.88	$0.45
Quarter ended September 30, 2006	$3.16	$0.47
Quarter ended December 31, 2006	$2.55	$0.80
Quarter ended March 31, 2007	$2.95	$0.42
Quarter ended June 30, 2007	$0.62	$0.19
Quarter ended September 30, 2007	$0.70	$0.28
Quarter ended December 31, 2007	$0.56	$0.22
January 1, 2008 through March 31, 2008	$0.22	$0.08

On April 11, 2008, the closing price of our common stock was $.17, and there were 601 record owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and therefore do not expect to pay any cash dividends in the foreseeable future. In January and August 2007, we sold $5,350,000 and $500,000, respectively, principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due April 19, 2009. The Debentures provide that while any are outstanding, we may not, among other things, pay cash dividends or distributions on any of our equity securities or enter into any agreement to do so without the prior written consent of an agent for the holders of the Debentures.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2007 and 2006 should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

Overview

We operate our business in two divisions. Our Power Electronics Division makes products used to convert power from alternating current to direct current and adapt voltages to specific applications for use in telecommunications, defense, aerospace, marine and commercial applications. Our Motive Power Division develops electric motor/wheel/transaxle systems that regenerate and store power using kinetic energy. We have proprietary, patented technology in this area and are challenging Toyota’s unauthorized use of the technology as an integral component of the Toyota Hybrid Synergy Drive.

Our historical business has been the development, engineering, manufacturing, licensing and sale of electric power drive systems, which now constitutes our Motive Power Division. In August 2006, we acquired Technipower LLC, a manufacturer of power supplies and related equipment for the defense, aerospace and commercial markets. We further expanded our business in September 2007 by acquiring Deltron Inc., a manufacturer of power supplies and related equipment with manufacturing operations in Pennsylvania and Mexico. Our Power Electronics Division encompasses the businesses of Technipower and Deltron.

We are working to combine our Motive Power Division’s patented technologies with the engineering and manufacturing capabilities of our Power Electronics Division. We believe that these synergies should allow the Motive Power Division to expand its application-specific technology development. We believe there are other synergies between our two divisions, including:

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

The preservation of our intellectual property rights is a critical component of our long term strategy. Our current litigation against Toyota Motor Corporation and certain affiliates for infringement of our Electric Wheel patent is pending in the Court of Appeals for the Federal Circuit, and our action against Toyota in the Federal District Court in Florida is stayed pending a decision is the Court of Appeals. See Item 3, Legal Proceedings.

Our principal challenges in 2008 are the consolidation and growth of our Power Electronics Division, exploiting the synergies between our two divisions, generating revenue in our Motive Power Division, concluding successfully our litigation against Toyota and raising additional capital to implement our business plan. See Item 1., “Description of Business”, and “Liquidity and Capital Resources”, below. Without sufficient additional capital or and ultimately profitable operating results, we will not be able to continue as a going concern. See“Liquidity and Capital Resources” and Exhibit 99.2, “Risk Factors”, below.

Results of Operations

Comparison of the Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007 we generated revenues of $7,973,654 as compared with $2,278,848 for the year ended December 31, 2006. The increase in revenues is attributable to the addition of a full year of Technipower revenues and approximately one quarter of revenues from Deltron. Cost of products sold for the year ended December 31, 2007 was $4,622,684, generating a gross profit of $3,350,970or 42% of revenues. Cost of products sold for the year ended December 31, 2006 was $1,674,064, generating a gross profit of $604,784 or 27% of revenues. The increase in our margin is attributable to an increase in revenues contributed by our Power Electronics Division as a result of the Technipower and Deltron acquisitions. We believe gross profit will continue to improve as we increase sales in the Power Electronics Division and realize efficiencies from the consolidation of businesses within this division.

Selling, general and administrative expenses were $6,406,210 for the year ended December 31, 2007 as compared with $5,579,760 for the year ended December 31, 2006, an increase of $826,450. This increase is attributable to the addition of our CEO and other members of management, the Deltron acquisition and general price increases. Additionally, the adoption of new SFAS 123(R) for recognition of stock option expense increased selling, general and administrative expenses by $171,029.

Research and development expenses for the year ended December 31, 2007 were $1,243,227 as compared  with $372,718 for the year ended December 31, 2006. The increase was the result of further investment in new products as well as the Deltron acquisition. Our Power Electronics Division research and development group focuses its efforts on product engineering updates and new product development.

Goodwill impairment expenses were $1,248,000 for the year ended December 31, 2007 compared with $3,346,153 for the year ended December 31, 2006. The amount of impairment expense was computed based on the results of our annual impairment test.

We incurred interest expense of $7,152,157 for the year ended December 31, 2007 relating to our various financings compared with $1,912,727 for the year ended December 31, 2006, an increase of $5,529,430. The increase was primarily due to the accretion and amortization of debt costs included in interest expense on our Variable Rate Self-Liquidating Senior Secured Convertible Debentures issued in January and August 2007.

The elements of interest expense for the year ending December 31, 2007 were as follows:

	Solomon	Technipower	Deltron	Total
Accretion and amortization of debt costs	$6,094,647	$13,467	$72,917	$6,181,031
Interest on Notes Payable	632,006		146,668	778,674
Interest on Bank Debt		53,628		53,628
Interest on Unpaid Payroll Taxes	98,629			98,629
Other Interest Expense	38,321	924	950	40,195
	$6,863,603	$68,019	$220,535	$7,152,157

Total cash outlays for interests expense was $224,895 in 2007 and $23,467 in 2006.

Loss on extinguishment of debt was $2,496,544 for the year ended December 31, 2007 as compared to $5,635,030 for the year ended December 31, 2006. This decrease was primarily attributable to the fact that in February 2006 we recapitalized our Series A preferred stock by converting 3,071,474 Series A shares into 15,357,370 shares of common stock. As a result, we reported a non-cash loss on the extinguishment of the Series A preferred stock of $5,616,801 in the first quarter of 2006 for the excess of the fair value of the common stock issued ($12.4 million) in excess of the carrying value of the Series A preferred stock.

Our net loss for the year ended December 31, 2007 was $15,161,034. We reported a net loss for the year ended December 31, 2006 of $16,262,514.

Our overall per-share loss for the year ended December 31, 2007 was $.41 per share. Our overall per-share loss for the year ended December 31, 2006 was $.60 per share.

Liquidity and Capital Resources

Our available cash balance at December 31, 2007 was $425,401. During the twelve months ended December 31, 2007, we used net cash of $1,615,844 for operations. This consisted of a net loss of $15,161,034 augmented by net non-cash charges of $11,979,889. Additionally, we used $2,744,106 of cash for investing activities, primarily the purchase of Deltron. Financing activities provided net cash in the amount of $4,687,574 consisting primarily of proceeds from the issuance of convertible debentures and notes payable to related parties.

Although Technipower has historically generated positive cash flow, we have not yet integrated Deltron into Technipower operations. Accordingly, the prior experience of Power Electronics Division in this respect may be different in the future. The Motive Power Division has historically generated limited operating revenues. In order for us to market our existing products of both divisions successfully on a national and international level, we will likely be required to close public or private offerings of our equity or debt securities successfully. If we are unable to obtain necessary financing, we will expand our operations only as cash flow from operations allows.

Acquisitions. We have used a combination of our securities and cash to acquire the two companies that comprise our Power Electronics Division.

•
We purchased Technipower LLC in August 2006 for 4,615,381 shares of our Series C convertible redeemable preferred stock, 4,461,537 shares of our common stock and the assumption of certain liabilities totaling approximately $850,000, including approximately $700,000 outstanding under Technipower’s $1.5 million revolving credit facility. The share amounts were calculated using an agreed $.65 per share price, but we issued 4,833,562 additional shares to the sellers of Technipower at the one year anniversary of the closing as a result of a required stock price adjustment. In January 2007, we redeemed 2,873,500 shares of our Series C preferred stock for an aggregate of $3,350,000 and converted the remaining 1,741,881 shares of Series C preferred stock into 1,741,881 shares of common stock into cash based on the market price of our common stock on the date of the transaction. See Item 12, “Certain Relationships and Related Transactions”.

•
On September 2007, we acquired the assets of Deltron, Inc for cash. The purchase price of $2,860,000 consisted of $1,508,000 in cash for Deltron’s assets, plus $600,000 in cash for the stock of Delinc, S.A., $425,000 in acquisition related costs, and the assumption of certain liabilities in the amount of approximately $327,000. We also agreed to pay the sellers an earn-out payment equal to the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales. The earn-out payment cannot exceed $300,000.

To fund the acquisition of Deltron, our subsidiary Del-Inc Acquisition LLC borrowed a total of $2,750,000 from JMC Venture Partners LLC (“JMC”) under an acquisition line of credit, discussed below. The loan was made pursuant to the terms of a Secured Promissory Note Loan Security and Pledge Agreement dated as of September 5, 2007, between Del-Inc and JMC and a related promissory note issued by Del-Inc to JMC on September 5, 2007. We guaranteed the loan fully and unconditionally pursuant to a Guaranty Agreement with JMC dated September 5, 2007. The loan matures on September 5, 2008. See Item 12, “Certain Relationships and Related Transactions”.

Acquisition Line of Credit. On August 24, 2007, we entered into an agreement with JMC pursuant to which JMC agreed to provide Solomon with a line of credit for one year of up to $15,000,000 that is to be used exclusively for acquisitions. We used $2,750,000 of this line to purchase Deltron. As payment for the commitment fee on the full amount of the line of credit, we issued 974,026 shares of our common stock to JMC. We also issued 284,638 shares of common stock to JMC with respect to loan monitoring and perfection fees. See Item 12, “Certain Relationships and Related Transactions”.

Variable Rate Debentures. On January 22, 2007, we sold $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due March 18, 2008. We used $3,350,000 of the net proceeds of the debentures to redeem approximately 2,873,492 shares of our Series C preferred stock issued to acquire Technipower LLC, $768,250 of the net proceeds to pay down a promissory note and other obligations and retained approximately $1,018,000 of the net proceeds as working capital.

We entered into a registration rights agreement with the purchasers of the debentures pursuant to which we filed a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the conversion of the debentures and exercise of warrants. The registration statement was declared effective by the Commission on May 14, 2007.

On August 24, 2007, we agreed with the holders of the debentures to amend the terms of the debentures and several related agreements. Under the terms of the amendment agreement,

•	the maturity of all of the debentures was extended to April 17, 2009;

•	redemptions of principal of the debentures were temporarily suspended;

•
once redemptions recommence, they will be required to continue on a monthly basis through the new maturity date of the debentures, at an amount equal to the principal amount of the debentures on the date the redemptions recommence divided by the number of months remaining to maturity of the debentures;

•	the conversion price of the debentures and the exercise price of the related warrants were each reduced from $2.00 per share of common stock to $0.35 per share of common stock;

•	we agreed to file a new registration statement by October 1, 2007, and cause such registration statement to be declared effective by January 22, 2008;

•
we are entitled to issue shares of common stock in payment of fees in connection with certain proposed transactions without such shares triggering an adjustment to the conversion price of the January debentures or the exercise price of the related warrants;

•	we issued $160,500 in new debentures to the holders in satisfaction of liquidated damages incurred through the date of the amendment agreement under the registration rights agreement;

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

Separately, to induce the holders of the debentures to enter into the amendment agreement, we issued to the holders an aggregate of 401,250 restricted shares of common stock on August 27, 2007.

On August 30, 2007, we sold an additional $500,000 principal amount of Debentures. We used the net proceeds of the debentures to provide operating capital. The terms of these debentures are substantially the same as the terms of the debentures and warrants sold in January 2007, as amended by the amendment agreement dated August 24, 2007.

Pursuant to the terms of the debentures that we sold in January and August 2007, we agreed to redeem their face value plus accrued interest pro rata over their term each month in cash or, at our election, with shares of our common stock after the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the debentures. Shares used to make a monthly redemption are valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days before the amortization payment. We redeemed 10% of the principal amount of the debentures issued in January 2007 on June 1, 2007, but we failed to make the redemption payments due in July and thereafter in 2007 with respect to any of the debentures.

In the first quarter of 2008, all of the holders of the debentures waived our failures to redeem the debentures in accordance with their terms. They also waived certain provisions of the registration rights agreement as well as several of the equity conditions that govern our right to use shares of our common stock rather than cash to make monthly debenture waivers. Despite these waivers, it is still possible that, with respect to some debenture holders, we will not be able to redeem their debentures in the future with our common stock. See Exhibit 99.2, “Risk Factors.” Not all of the terms of the waivers by the debenture holders were identical. We issued a total of 432,533 shares of our common stock to induce the debentures holders to enter into waiver and amendment agreements.

Also in the first quarter of 2008, we redeemed the entire principal amount and accrued interest of two of the debenture holders and accelerated the maturity date of a third holder’s debenture until June 2008 from April 2009. We also agreed with three debenture holders to allow them to defer monthly redemptions of their debentures until after the original maturity date. As of April 2008, each of these three holders had deferred two monthly redemptions, until May and June, 2009, respectively. As of April 11, 2008, the total outstanding principal amount of debentures was $3,425,744.

Also in the first quarter of 2008, we issued a total of 20,486,550 shares of our common stock in redemption of $1,558,040 in principal amount of debentures, plus accrued interest. The shares issued included the full redemption of the debentures of two holders and the accelerated redemption of the debenture of one holder. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

We are required to redeem a pro rata portion of the debentures each month until their maturity in 2009. We have been unable to redeem any debentures in cash, and monthly redemptions using our common stock have caused our stockholders substantial dilution. It is probable that we will find it necessary to continue to redeem debentures with our common stock rather than cash. Because the price of our common stock has declined substantially and the number of shares issuable for monthly redemptions increases as our stock price declines, it is probable there will be substantial continuing dilution until the debentures have been fully redeemed. See Item 5, “Market for Registrant's Common Equity and Related Stockholder Matters.” We are asking our stockholders at our Annual Meeting to approve the authorization of additional shares of common stock partly to accommodate this projected need.

Although we may redeem any or all of the outstanding debentures for a redemption price of cash in the amount of 120% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest thereon, no assurance can be provided that we will have the cash to do so.

Our obligations under the debentures are secured by a security interest in substantially all of our assets pursuant to a security agreements dated January 17, 2007 and August 30, 2007, between us and the purchasers of the debentures. In the event that we form any new subsidiaries and move assets to those subsidiaries, those subsidiaries will become guarantors of the debentures.

As a part of the sale of the debentures, we issued common stock purchase warrants to the purchasers of the debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of our common stock at an initial exercise price of $2.00 per share. In August 2007, the warrant exercise price was reduced to $.35 in connection with the issuance of $500,000 of additional debentures, at which time we also issued an additional 1,000,000 warrants, also exercisable at $.35 per share.

Other Financing. Since March 2005, we have entered into various loan transactions with third parties as well as affiliates pursuant to which we raised capital to refinance debt, redeem preferred stock and provide working capital. We borrowed $1,877,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006. The current balance of these loans, the repayment of which has been extended until September 2008, including accrued interest, is $2,251,654. These notes are secured by liens on all of our tangible and intangible assets. See Item 12, “Certain Relationships and Related Transactions”. See Item 12, “Certain Relationships and Related Transactions”.

In November, 2006, we converted $526,149 of trade accounts payable to Davis & Gilbert LLP (“D&G”), our outside counsel, to a promissory note payable in the same amount. This note and accrued and unpaid interest at 12% was payable the earlier of our receipt of any proceeds from litigation, receipts from an equity financing of at least $5 million or March 31, 2007. To induce D&G to accept our note, we issued a warrant to purchase 200,000 shares of our common stock at $1.73 a share. The exercise price was adjusted on May 14, 2007 to $1.00, when we registered the underlying shares for resale in accordance with the provisions of the warrants. The Company repaid substantially all of this note in 2007 with proceeds from the sale of our Variable Rate Debentures in January 2007, described above.

On January 19, 2007, we converted approximately $163,000 of trade accounts payable and the remaining balance and unpaid interest on the November 2006 promissory note to D & G to a new promissory note payable with an original principal of $182,000. This note and accrued and unpaid interest at 12% was payable on the earlier of our receipt of any proceeds from litigation, receipts from an equity financing of at least $3 million or September 30, 2007.

On October 12, 2007, we converted the $182,000 balance of the 2007 note plus unpaid interest of approximately $16,000 and approximately $330,000 of additional trade accounts payable to a new promissory note payable to D&G with an original principal balance of $564,566, which included 7% additional principal as an inducement. This note bears interest at 12% and is payable on September 7, 2008 unless we receive at any earlier date any proceeds from litigation or from an equity financing of at least $3 million. Subject to certain restrictions, D&G may convert any of the unpaid principal and interest at any time to shares of our common stock at a conversion price of $0.35 per share. The principal balance outstanding under this note was $564,566 on December 31, 2007.

Acquisitions. In order to fund future acquisitions we may effect one or more private sales of equity or debt securities. We have not yet determined the terms or amount of the securities to be sold. However, any such securities will be offered and sold without registration under the Securities Act of 1933, as amended, and may not be reoffered or resold by the purchasers in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Funding of Toyota Litigation. In November 2005, we entered into an agreement with Oliver Street Finance LLC in which Oliver Street agreed to provide funding to us to prosecute our litigation against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Oliver Street is owned by Michael D’Amelio, one of our directors. Oliver Street agreed to pay all legal fees and out-of pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., in connection with the litigation and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. We are paying, however, all of the legal fees incurred by us in connection with our appeal of the ITC’s adverse decision to the Court of Appeals for the Federal Circuit.

Continuing Losses. We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of December 31, 2007, we have negative working capital and a capital deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. We expect to seek additional capital through the sale of debt and/or equity in 2008 in order to fund our operating and capital needs, although there can be no assurance that we will be successful. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. With the addition of Deltron to Technipower in our Power Electronics Division, we believe our ability to achieve profitability has been enhanced.

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

Revenue from service sales is recognized at the contractual rates as service is performed and direct expenses are incurred.

Goodwill and Other Intangible Assets

The excess of the consideration paid over the fair value of net assets acquired in business combinations is recorded as goodwill.

Annually, during the fourth quarter, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we test our goodwill for impairment. During the fourth quarter of 2007, we performed the annual impairment test for goodwill using the fair value approach. An evaluation of our Power Electronics Division (primarily Technipower) indicated that $1,248,000 of good will was impaired. Accordingly, we recorded an impairment charge of 1,248,000 for the fourth quarter of 2007.

At December 31, 2007, our goodwill, all of which is allocated to our Power Electronics Division, was approximately $1.6 million. Our next evaluation is scheduled for fourth quarter 2008.

Intangible assets with finite useful lives, which include customer relationships, trade names, non-compete agreements and patents, are stated at cost and amortized using the straight line method over the remaining useful lives, ranging from six months to 10 years. At December 31, 2007, our net intangible assets were approximately $1.7 million.

We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Our evaluations to date have not indicated that any revisions are necessary. Our next evaluation is planned for fourth quarter 2008. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows and any other material factors that may affect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows, which results in a charge in our results of operations equal to the determined impairment amount. In addition, if we determine that a reduction in the remaining amortization period was warranted, our amortization expense would increase, which would reduce our operating results.

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

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 31, 2007, UHY LLP (“UHY”) and our Audit Committee agreed that both would be best served if we identified new auditors. The parties agreed that UHY would resign as our auditors, effective immediately. The reports of UHY on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that in its report for the past two fiscal years, UHY has included an explanatory paragraph emphasizing that the financial statements are prepared assuming that we will continue as a going concern but that we have recurring operating losses, negative cash flows from operating activities and a working capital deficiency and that those matters raise substantial doubt about our ability to continue as a going concern. Our Audit Committee participated in and approved the decision to change independent accountants. In connection with its audit for the year ended December 31, 2006 and through May 31, 2007, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused them to make reference thereto in their reports on the financial statements for such years. At our request, UHY furnished us with a letter addressed to the Securities and Exchange Commission stating whether or not UHY agreed with the above statements.

We engaged Eisner LLP, of New York, New York, as our new independent accountants as of May 31, 2007. During the two most recent fiscal years and through May 31, 2007, we had not consulted with Eisner LLP regarding any of the following: the application of accounting principles to a specified transaction, either completed or contemplated; the type of audit opinion that might be rendered on the our consolidated financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; any matter that was the subject of a disagreement, as that term is used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B; or an event of a type identified in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Following the evaluation described above, our management, including our chief executive and chief financial officer, concluded that based on the evaluation our disclosure controls and procedures were effective.

During 2007, the Company began its project to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act. While not fully compliant with Section 404 requirements as of the end of 2007, activities to date involve reviewing the Company’s documentation of control procedures being followed and improving or strengthening those controls where necessary. The Company plans to continue with assessment, documentation, testing and improvement of internal controls over financial reporting and expects to become Section 404 compliant during 2008.

Changes in Internal Controls Over Financial Reporting and Management’s Remediation Initiatives

As defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended, a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified the following material weaknesses in our internal control over financial reporting as we did not have adequate controls in place to establish and maintain an effective control environment. The following deficiency in the control environment constituted a material weakness:

We did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act.

We did not maintain effective controls over the presentation of our consolidated financial statements and related disclosures in preparing our consolidated financial statements. This weakness was evidenced during the preparation of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 by the need for a significant revision to our consolidated financial statements relating to goodwill and disclosures generally in the notes thereto.

Upon identification of the material weakness, management advised our Audit Committee of the issues encountered and management’s key decisions related to remediation efforts. Under the direction of our Acting Principal Executive Officer and Chairman of the Audit Committee together with an outside consulting firm, we are developing a plan to remediate the material weaknesses. Our Audit Committee reviewed, advised and concurred with management’s plan of remediation, which is likely to include additional employees who are trained in the preparation of financial statements in accordance with GAAP and who can supplement the experience of our current personnel that is necessary to ensure that we have in place appropriate internal control over financial reporting.

Although these material weaknesses over preparation of the financial statements and related disclosures existed at year end, the consolidated financial statements in this Annual Report on Form 10-KSB fairly present, in all material respects, our financial condition as of December 31, 2007 and 2006, in conformity with GAAP.

While we have taken appropriate steps to remediate the material weaknesses described above, additional measures may be required. The effectiveness of our internal controls following our remediation efforts will not be known until we test those controls in connection with management’s tests of internal control over financial reporting that will be performed after the close of our first fiscal quarter of 2008, which ended March 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm, Eisner LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of The Exchange Act.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2008 Annual Meeting of stockholders.

Item 10. Executive Compensation.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2008 Annual Meeting of stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2008 Annual Meeting of stockholders.

Item 12. Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A for the 2008 Annual Meeting of stockholders.

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

10.57	Employment Agreement, dated as of January 27, 2007, by and between Solomon Technologies, Inc. and Gary B. Brandt. (25)

10.58	Securities Purchase Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (23)

10.59	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures. (23)

10.60	Registration Rights Agreement, dated as of January 17, 2007, among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (23)

10.61	Form of Common Stock Warrant. (23)

10.62	Security Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (23)

10.63	Redemption and Conversion Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and the holders of Series C preferred stock. (23)

10.64	Option Agreements, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt.(25)

10.65	Stock Restriction Agreement, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt. (25)

10.66	Incentive Compensation Agreement dated May 1, 2007 by and between Solomon Technologies, Inc. and Peter W. DeVecchis, Jr. (26)

10.67	Employment Agreement, dated as of May 31, 2007, by and between Solomon Technologies, Inc. and Jack Worthen. (26)

10.68
Asset Purchase Agreement, dated as of June 1, 2007 by and among Solomon Technologies, Inc. and DEL-INC Acquisition LLC and Deltron, Inc. and its subsidiaries and shareholders, and related amendments.(26)

10.69	Option Agreements, dated as of June 4, 2007, by and between Solomon Technologies, Inc. and Jack Worthen.(26)

10.70
Amendments dated as of August 9, 2007, August 16, 2007, August 24, 2007, August 31, 2007, and September 4, 2007 to the Asset Purchase Agreement, dated as of June 1, 2007, by and among Solomon Technologies, Inc. and DEL-INC Acquisition LLC and Deltron, Inc. and its subsidiaries and shareholders (27)

10.71	Amendment Agreement, dated as of August 24, 2007, between Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (27)

10.72	Acquisition Line of Credit Agreement, dated as of August 24, 2007, between Solomon Technologies, Inc. and JMC Venture Partners LLC (27)

10.73	Securities Purchase Agreement dated as of August 30, 2007, between Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (27)

10.74	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (27)

10.75	Registration Rights Agreement, dated as of August 30, 2007, between Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (27)

10.76	Form of Common Stock Warrant (27)

10.77	Form of Legal Opinion (27)

10.78	Security Agreement dated as of August 30, 2007, between Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (27)

10.79	Form of Subsidiary Guarantee (27)

10.80	Form of Lock-Up Agreement (27)

10.81	Escrow Agreement dated as of August 30, 2007, among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto and Davis & Gilbert LLP (27)

10.82	Secured Promissory Note Loan, Security and Pledge Agreement dated as of September 5, 2007, between Del-Inc Acquisition LLC and JMC Venture Partners LLC (27)

10.83	Secured Promissory Note dated September 5, 2007, issued to JMC Venture Partners LLC (27)

10.84	Guaranty Agreement dated as of September 5, 2007, by Solomon Technologies, Inc. in favor of JMC Venture Partners LLC (27)

10.85	Guaranty Agreement dated as of September 5, 2007, by Corporacion Delinc, S.A. de C.V. in favor of JMC Venture Partners LLC (27)

10.86	Pledge and Security Agreement dated as of September 5, 2007, by Corporacion Delinc, S.A. de C.V. and JMC Venture Partners LLC (27)

10.87
Agreement dated as of September 18, 2007, among Solomon Technologies, Inc., Woodlaken LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc., Coady Family LLC, Jezebel Management Corporation, Pinetree (Barbados), Inc., Coady Family LLC, F. Jay Leonard, Peter and Barbara Carpenter, Pascal Partners, LLC, Steven Kilponen, Millennium Trust Company LLC Custodian FBO Joseph Cooper Rollover IRA 90M020013 and Millenium Trust Company LLC Custodian FBO Steven Kilponen, Millennium Company LLC Custodian FBO Steven Kilponen IRA Rollover Account #90N727012 (27)

10.88	Amendment Agreement by and among Solomon Technologies, Inc. dated as of October 25, 2007 and each debenture purchaser identified on the signature pages thereto. (28)

10.89	Amendment Agreement dated August 17, 2007 to Securities Purchase Agreement dated August 16, 2006 among Solomon Technologies, Inc. and each purchaser identified on the signature page thereto. (28)

10.90	Audited Financial Statements of Deltron Inc. as of and for the years ended December 31, 2006 and 2005 (29)

10.91	Unaudited Interim Financial Statements of Deltron Inc. as of and for the six months ended June 30, 2007 and 2006 (29)

10.92	Unaudited Pro Forma Condensed Combined Financial Statements of Solomon Technologies, Inc. and Deltron, Inc. (29)

10.93	Agreement and Mutual Release between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (30)

10.94	Gary G. Brandt 2008 Consulting Agreement and Plan between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (30)

10.95	2008 Employment Agreement and Plan between Gary M. Laskowski and Solomon Technologies, Inc. dated January 15, 2008 (30)

10.96	2008 Employment Agreement and Plan between Michael A. D’Amelio and Solomon Technologies, Inc. dated January 15, 2008 (30)

10.97	Waiver Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated January 2008 (30)

10.98	Waiver Agreement between Double U Master Fund, LP and Solomon Technologies, Inc. dated January 2008 (30)

10.99	Waiver Agreement between Cornix Management, LLC and Solomon Technologies, Inc. dated January 2008 (30)

10.100	Waiver Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated January 2008 (30)

10.101	Waiver Agreement between Nite Capital LP and Solomon Technologies, Inc. dated January 2008 (30)

10.102	Waiver Agreement between Rockmore Investment Master Fund Ltd. and Solomon Technologies, Inc. dated January 2008 (30

10.103	Waiver and Amendment Agreement between Bridgepoint Master Fund Ltd. and Solomon Technologies, Inc. dated February 4, 2008 (30)

10.104	Amendment Agreement between Harborview Master Fund LP as successor-in-interest to Nite Capital LP and Solomon Technologies, Inc. dated February 29, 2008 (30)

10.105	Amendment Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated March 3, 2008 (30)

10.106	Second Amendment Agreement by and among Truk Opportunity Fund, LLC, Truk International Fund, LP and Shelter Island Opportunity Fund, Ltd. and Solomon Technologies, Inc. dated March 27, 2008 (30)

10.107	Amendment and Waiver Agreement between Iroquois Master Fund, Ltd. and Solomon Technologies, Inc. dated February 5, 2008

14.1	Code of Ethics (31)

16.1	Letter from UHY LLP to the Securities and Exchange Commission dated May 31, 2007(27).

21.1	Subsidiaries of Solomon Technologies, Inc. (27)

23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm (30)

23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm (30)

31.1	Section 302 Certification - Chief Executive Officer (30)

31.2	Section 302 Certification - Chief Financial Officer (30)

32.1	Section 906 Certification - Chief Executive Officer (30)

32.2	Section 906 Certification - Chief Financial Officer (30)

99.1	Risk Factors 10-KSB for Fiscal Year Ended December 31, 2006

99.2	Risk Factors 10-KSB for Fiscal Year Ended December 31, 2007

(1)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-108977, filed on September 19, 2003.

(2)	Incorporated by reference from Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-108977, filed on November 12, 2003.

(3)	Incorporated by reference from Pre-Effective Amendment No. 2 to the Registration Statement on Form SB-2, File No. 333-108977, filed on December 19, 2003.

(4)	Incorporated by reference from Annual Report on Form 10-KSB filed on April 14, 2004.

(5)	Incorporated by reference from Current Report on Form 8-K filed on May 14, 2004.

(6)	Incorporated by reference from Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2004.

(7)	Incorporated by reference from Current Report on Form 8-K filed on November 9, 2004.

(8)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-10877, filed on June 30, 2004.

(9)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-121723, filed on December 29, 2004.

(10)	Incorporated by reference from the Annual Report on Form 10-KSB filed on March 31, 2005.

(11)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on May 16, 2005.

(12)	Incorporated by reference from the Registration Statement on Form SB-2, SEC File No. 333-125727.

(13)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 14, 2005.

(14)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-131386, filed on January 30, 2006.

(15)	Incorporated by reference from the Current Report on Form 8-K filed on November 23, 2005.

(16)	Incorporated by reference from the Annual Report on Form 10-KSB filed on March 31, 2006.

(17)	Incorporated by reference from the Annual Report on Form 8-K filed on April 10, 2006.

(18)
Incorporated by reference from Pre-Effective Amendment No. 1 to the Registration on Form SB-2,, File No. 333-13186 filed on May 10, 2006. (19) Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 14, 2006

(20)	Incorporated by reference from the Current Report on Form 8-K filed on August 17, 2006.

(21)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-138240, filed on October 27, 2006.

(22)	Incorporated by reference from the Pre-Effective Amendment No. 1 to the Registration Statement on Form SB-2, File No. 333-138240, filed on January 10, 2007.

(23)	Incorporated by reference from the Current Report on Form 8-K filed on January 18, 2007.

(24)	Incorporated by reference from the Current Report on Form 8-K filed on February 5, 2007.

(25)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.

(26)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on August 20, 2007

(27)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-146424, filed on October 1, 2007.

(28)	Incorporated by reference from the Quarterly Report on Form 10-QSB filed on November 15, 2007

(29)	Incorporated by reference from the Current Report on Form 8-K/A filed on November 19, 2007.

(30)	Filed herewith.

(31)	Incorporated by reference from the Annual Report on Form 10-KSB filed on April 2, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLOMON TECHNOLOGIES, INC.

By:	/s/ Gary M. Laskowski
Name: Gary M. Laskowski
Title: Acting Principal Executive Officer

Date: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Gary M. Laskowski	Chairman of the Board	April 14, 2008
Gary M. Laskowski	(Acting Principal Executive Officer)

/s/ Sam Occhipinti	Chief Financial Officer	April 14, 2008
Sam Occhipinti	(Principal Financial and Accounting Officer)

/s/ Jonathan Betts	Director	April 14, 2008
Jonathan Betts

/s/ Michael D'Amelio	Director	April 14, 2008
Michael D'Amelio

/s/ Duane Crisco	Director	April 14, 2008
Duane L. Crisco

/s/ Thomas A. Kell	Director	April 14, 2008
Thomas A. Kell

/s/ Kenneth M. Przysiecki	Director	April 14, 2008
Kenneth M. Przysiecki

/s/ D. Shannon LeRoy	Director	April 14, 2008
D. Shannon LeRoy

INDEX TO FINANCIAL STATEMENTS

SOLOMON TECHNOLOGIES, INC.
Report of Eisner LLP, Independent Registered Public Accounting Firm	F-2
Report of UHY LLP, Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheet as of December 31, 2007	F-4
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-5
Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficiency) for the years ended December 31, 2007 and 2006	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF EISNER LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Solomon Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Solomon Technologies, Inc. as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (capital deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solomon Technologies, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring operating losses, has a working capital deficit and capital deficit, is delinquent in the payment of payroll taxes and balances to certain employees, and is in default of certain notes and debentures, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Eisner LLP

New York, New York
April 14, 2008

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Solomon Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity (capital deficiency), and cash flows of Solomon Technologies Inc. for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Solomon Technologies Inc. for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/UHY LLP

Hartford, Connecticut
April 2, 2007

Solomon Technologies, Inc. Consolidated Balance Sheet
December 31, 2007 (Note 11)

Assets
Current assets
Cash	$425,401
Accounts receivable, net of allowance for doubtful accounts of $2,200	1,435,754
Inventories, net	1,962,817
Due from related parties	54,041
Prepaid expenses and other current assets	134,933
Total current assets	4,012,946

Noncurrent assets
Property, plant and equipment, less accumulated depreciation of $737,676	1,712,618
Goodwill	1,625,576
Intangible assets, less accumulated amortization of $1,084,151	1,717,011
Deferred debt costs, net	453,225
5,508,430

$9,521,376

Liabilities and Capital Deficiency
Current liabilities
Revolving note payable to bank	$1,100,000
Accounts payable	1,402,546
Accrued compensation (including $2,137,851 past due)	2,442,150
Other accrued expenses	1,304,203
Notes payable	564,566
Notes payable to related parties (including $125,000 past due)	4,706,931
Convertible debentures payable, net of debt discount of $168,506	4,815,278
Total current liabilities	16,335,674

Capital Deficiency
Preferred stock, par value $0.001 per share;
authorized 20,000,000 shares; 7,450,000 shares
available; none outstanding	-
Common stock, par value $0.001 per
share; authorized 100,000,000 shares;
48,492,569 shares issued and outstanding	48,492
Additional paid-in capital	48,503,156
Accumulated deficit	(55,365,946)
(6,814,298)

$9,521,376
See accompanying notes to financial statements.

Solomon Technologies, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006

Net sales	$7,973,654	$2,278,848

Cost of goods sold	4,622,684	1,674,064

Gross profit	3,350,970	604,784

Operating expenses:
Selling, general and administrative	6,406,210	5,579,760
Research and development	1,243,227	372,718
Goodwill impairment	1,248,000	3,346,153
	8,897,437	9,298,631

Operating loss	(5,546,467)	(8,693,847)

Other expenses
Interest expense	(7,152,157)	(1,912,727)
Other income (expense)	34,134	(20,910)
Loss on extinguishment of redeemable
preferred stock and other debt	(2,496,544)	(5,635,030)
	(9,614,567)	(7,568,667)

Net loss	(15,161,034)	(16,262,514)

Preferred stock dividends	(1,413,031)	(171,164)
Loss applicable to common
stockholders	$(16,574,065)	$(16,433,678)

Basic and diluted net loss per
common share	$(0.41)	$(0.60)

Weighted average common shares
outstanding - basic and diluted	40,911,405	27,342,337

See accompanying notes to financial statements.

Solomon Technologies, Inc.
Consolidated Statement of Changes in Stockholders’ Equity (Capital Deficiency)

	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2005	120,000	$120,000	8,487,330	$8,487	$14,876,095	($22,358,203)	($7,353,621)
Issuance of Redeemable Series C Preferred Stock in connection with acquisition of Technipower	4,615,381	3,000,000					3,000,000
Issuance of common stock in connection with acquisition of Technipower			4,461,537	4,462	6,241,538		6,246,000
Shares issued to extinguish Redeemable Series A Preferred Stock			15,357,370	15,357	12,424,113		12,439,470
Shares issued to redeem Series B Convertible Preferred Stock	(120,000)	(120,000)	175,439	175	179,825	(60,000)	-
Shares and warrants issued at fair value for fees and services			255,000	255	234,745		235,000
Exchange of warrants for shares			2,698,237	2,698	(2,698)		-
Cashless exercise of warrants			79,330	79	208,428		208,507
Shares issued to extinguish debt			266,844	267	177,033		177,300
Shares and warrants issued in connection with sale of notes payable			142,500	143	409,308		409,451
Shares issued to extend maturity dates of notes payable			816,240	816	969,822		970,638
Stock option grants					200,767		200,767
Payment related to Rule 16B					184,271		184,271
Shares issued for directors’ fees			1,050,000	1,050	388,950		390,000
Expenses paid on Company’s behalf					129,949		129,949
Reclassification of common stock warrants to liabilities					(100,000)		(100,000)
Preferred stock dividends		111,164				(111,164)	-
Net Loss						(16,262,514)	(16,262,514)
Balance at December 31, 2006	4,615,381	3,111,164	33,789,827	33,789	36,522,146	(38,791,881)	875,218

Common share adjustment for prior issuances			97,551	97	(97)		-
Detachable warrants issued with convertible debt					2,745,548		2,745,548
Beneficial conversion feature associated with convertible debt					3,523,770		3,523,770
Conversion of debt to common shares			102,981	103	33,880		33,983
Exercise of detachable warrants into common shares			100,000	100	34,900		35,000
Incremental value of warrants issued with convertible debt amendment					96,695		96,695
Common shares issued for debt issuance costs			1,548,664	1,549	1,151,116		1,152,665
Redemption of Series C Preferred Stock	(2,873,500)	(1,926,986)				(1,413,031)	(3,350,017)
Conversion of Series C Preferred Stock	(1,741,881)	(1,174,178)	1,741,881	1,742	1,172,436		-
Common shares issued for fees and services			206,316	206	221,471		221,677
Common shares issued as payment for convertible debt and interest			4,790,537	4,791	1,519,922		1,524,713
Restricted common shares issued to employees and directors			880,000	880	531,358		532,238
Stock option grants					761,796		761,796
Payment related to Rule 16B					32,950		32,950
Common shares issued for Technipower stock payment adjustment			4,833,562	4,834	(4,834)		-
Common shares issued for convertible debt amendment incentive			401,250	401	160,099		160,500
Net loss						(15,161,034)	(15,161,034)

Balance at December 31, 2007	-	$-	48,492,569	$48,492	$48,503,156	($55,365,946)	($6,814,298)

See accompanying notes to financial statements.

Solomon Technologies, Inc.
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2007	2006

Operating activities

Net loss	$(15,161,034)	$(16,262,514)

Adjustments to reconcile net loss to cash used by operations
Loss on extinguishment of redeemable preferred stock
and other debt	2,496,544	5,635,030
Stock based compensation to employees and directors	1,294,034	590,767
Common stock and warrants issued for services	221,677	235,000
Common stock warrant expense	-	190,507
Impairment of goodwill	1,248,000	3,346,153
Accretion, dividends, and amortization of debt costs included in
interest expense	6,181,031	1,714,796
Depreciation	81,938	17,535
Amortization	455,439	198,889
Principal shareholder paid expenses on behalf of the Company	-	129,949
Loss on disposal of assets	1,226	-
Change in operating assets and liabilities
Accounts receivable	(134,974)	(407,376)
Inventories	136,130	605,926
Prepaid expenses and other current assets	(52,446)	201,321
Accounts payable and accrued expenses	1,616,591	2,631,519
Net cash used by operating activities	(1,615,844)	(1,172,498)

Investing Activities
Purchase of certain assets and liabilities of Deltron, Inc. and subsidiary, net of cash received	(2,602,576)	-
Cash received from Technipower LLC acquisition	-	123,137
Purchase of equipment	(141,530)	(12,718)
Net cash (used in) provided by investing activities	(2,744,106)	110,419

Financing Activities
Proceeds from issuance of notes payable to related parties	2.750,000	1,331,876
Repayments of notes payable to related parties	(40,000)	(404,611)
Proceeds from revolving note payable	350,000	50,000
Proceeds from the issuance of convertible debentures, net	5,635,913	-
Repayments of notes payable	(526,150)	-
Redemption of preferred stock	(3,350,017)	-
Proceeds from conversion of debt to common stock	35,000	-
Repayments from related parties	15,790	-
Debt issuance costs	(205,205)	-
Proceeds from Rule 16B	32,950	184,271
Repayment of capital lease obligations	(10,707)	(5,373)
Net cash provided by financing activities	4,687,574	1,156,163

Increase in cash	327,624	94,084

Cash at beginning of period	97,777	3,693

Cash at end of period	$425,401	$97,777

Supplemental disclosure:
Cash paid for interest	$224,895	$23,467

Non-Cash Financing Activities
Conversion of debt and accrued interest to common stock	$36,043	$-
Conversion of accounts payable and accrued interest to the new promissory note	528,000	526,149

Total Non-Cash Financing Activities	$564,043	$526,149
See accompanying notes to financial statements.

Solomon Technologies, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

The historical business of Solomon Technologies, Inc. (“STI” or the “Company”) has been the development, engineering, manufacturing, licensing and sale of electric power drive systems. In August 2006, the Company acquired Technipower LLC (See Note 6), a manufacturer of power supplies and related equipment for the defense, aerospace and commercial markets. On September 5, 2007, the Company, through its wholly-owned subsidiary, Deltron LLC (formerly known as Del-Inc Acquisition LLC), acquired substantially all of the assets and liabilities of Deltron Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico (See Note 6). As a result of these acquisitions, the Company now operates in two segments, the Motive Power Division, which encompasses the historical business of STI, and the Power Electronics Division which encompasses the business of Technipower LLC and Deltron LLC.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and has not generated cash from its operating activities for several years. For the year ended December 31, 2007, the Company had a net loss of $15,161,034 and used cash of $1,615,844 in operating activities. As of December 31, 2007, the Company had a working capital deficiency of $12,322,728 and a total capital deficiency of $6,814,298. In addition, the Company is delinquent for the payment of payroll taxes and reimbursable expenses to certain employees (Note 13). As discussed in Note 11, the Company was in default of a total $125,000 in notes payable to a related party at December 31, 2007. Subsequent to the year end, the Company was in default of certain notes payable to a related party (Note 13) and certain variable rate self-liquidating senior secured convertible debentures (Note 11). These defaults were subsequently waived by the note and debenture holders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to implement a plan to broaden its market and product base and exploit its intellectual property that it expects will generate cash flow from operations. As part of this plan, management intends to grow its business through licensing of its proprietary and patented technologies and through the acquisition of businesses that fit its strategy. Management is identifying licensing opportunities that leverage its existing or acquired knowledge and provide substantial positive current financial impact while it also aggressively pursues infringers of the Company’s existing patents. Management is also identifying acquisition targets that augment the Company’s existing intellectual property, marketing channels and human resources and provide strong cash flow. Additionally, management is actively seeking additional sources of capital. There can be no assurance that management can successfully implement its business plan or raise sufficient capital on acceptable terms. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Technipower LLC (“Technipower”) and Deltron LLC (“Deltron”), from their dates of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the reporting period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates or assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

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

The Company maintains its cash accounts in two commercial banks, one located in the U.S. and one in Mexico. The amount on deposit in the U.S. bank usually exceeds the federally insured limit.

Revenue Recognition and Accounts Receivable

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the client, risk of loss has transferred to the client and client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

Credit is extended based on an evaluation of each customer’s financial condition; collateral is not required. The Company provides an allowance for uncollectible trade receivables, when appropriate, based on aging analysis, specific known troubled accounts and historical collection experience. Balances not collectable are written off to the statement of operations.

Stock-based Compensation

Commencing January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values.

Cost of Goods Sold

The Company includes the cost of inventory sold and related costs for the acquisition of materials, production and distribution of its products in costs of products sold. These costs include materials, labor, shipping and handling costs, receiving, inspection, purchasing, and warehousing related costs.

Inventories

Inventories are stated at the lower of cost or market on a first-in first-out basis. The Company provides allowances for slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is charged to expense over the estimated useful lives of the equipment using the straight-line method. In general, the useful life of the Company’s equipment is between three and seven years. When assets are retired or disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized for the period.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair values of the identifiable assets acquired and liabilities assumed. As of December 31, 2007, goodwill has been recorded only as a result of the Technipower acquisition, which is included in the Power Electronics Division. The Company tests for impairment annually in its fourth quarter, or whenever events or circumstances occur indicating that goodwill might be impaired. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized.

As part of its annual review, management determined that there was impairment of goodwill recorded in connection with the Company’s acquisition of Technipower and recorded a $1,248,000 impairment adjustment in 2007. The impairment was primarily due to a refinement of the projected growth rate of future earnings. Management compared the carrying amount of the Technipower business to its fair value and concluded that the carrying value of goodwill was impaired. Fair value was determined using expected discounted cash flow projections and other valuation techniques.

As part of its annual review, management determined that there was impairment of goodwill recorded in connection with the Company’s acquisition of Technipower and recorded a $3,346,153 impairment adjustment in 2006. The impairment was primarily due to stock volatility and an unexpected increase in the price of the Company’s common stock on and around the closing date of the transaction. The agreed-to value of $0.65 was based on the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. As required by EITF 99-12, management used the closing price on the date of the closing of the transaction of $1.40 to record the value of the 4,461,537 common stock shares issued in the acquisition. The $3,346,153 impairment adjustment represented the $0.75 per share difference between the closing market price on the date of the closing and the previously agreed to value between the buyer and seller. Management compared the carrying amount of the Power Electronics Division (the former Technipower business) to its fair value and concluded that the carrying value of goodwill was impaired. Fair value was determined using expected discounted cash flow projections.

Intangible Assets

The Company's intangible assets consist of a customer list, customer backlog, trade name, patents and a non-compete agreement. These assets are being amortized over their estimated useful lives and are subject to impairment tests on an annual or periodic basis. The Company has analyzed the value of its intangible assets for impairment and concluded that no adjustments were necessary for the years ended December 31, 2007 and 2006.

Business Acquisition Expenses

Direct costs incurred in business acquisition efforts are capitalized for transactions that are likely to occur. Such costs are evaluated at the end of each reporting period. Costs associated with a potential acquisition that is deemed unlikely to occur are expensed upon such determination. During the years ended December 31, 2007 and 2006, the Company had capitalized approximately $294,000 and $142,000, respectively. In the fourth quarter of both 2007 and 2006, management concluded that such acquisitions were unlikely to occur and wrote off such costs.

Debt Issuance Expenses

Direct costs incurred in debt issuance efforts are capitalized in conjunction with the recorded debt transaction. There were $453,225 and $387,486 of unamortized debt issuance costs at December 31, 2007 and 2006, respectively. Such debt issuance costs are being amortized to interest expense over the term of the debt using the effective interest method.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In July 2006, the FASB issued Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 applies to fiscal years beginning after December 15, 2006. See Note 4 for the adoption of FIN 48.

Advertising Expenses

The Company has incurred advertising costs which are expensed as they are incurred. Total advertising expenses for the years ended December 31, 2007 and 2006 were $3,834 and $1,049, respectively.

Foreign Currency Remeasurement

The U.S. dollar is the functional currency of the Company and its subsidiaries. All foreign currency denominated assets and liabilities are translated into U.S. dollars at exchange rates prevailing at balance sheet date, except for non-monetary assets and liabilities, which are translated at historical exchange rates. Results of operations are translated at average exchange rates in effect during the year. All foreign currency transaction and translation gain or loss are included in the results of operations.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R), which replaces FASB Statement No. 141. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired. This statement also establishes disclosure requirements which will enable users to better evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt this Statement in fiscal year 2009, as applicable.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt this Statement in fiscal year 2009, as applicable.

Adoption by the Company of recent accounting pronouncements is not expected to have a material impact on its financial statements.

NOTE 3 - LOSS PER SHARE

Loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding. For the years ended December 31, 2007 and 2006, diluted loss per share does not include any dilutive effect from the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt because the effect would have been anti-dilutive, and which consisted of 26,259,101 and 5,938,890 shares, respectively, as follows:

	December 31
	2007	2006
Stock Options	1,770,335	870,335
Purchase Warrants	3,292,250	453,174
Convertible Preferred Stock	0	4,615,381
Convertible Debt: (1)	21,086,516	0
Unvested Restricted Shares	110,000	0

	26,259,101	5,938,890

(1) Convertible at $0.35 per share

NOTE 4 - INCOME TAXES

For the years ended December 31, 2007 and 2006, there is no current provision for income taxes and the deferred tax benefit has been entirely offset by valuation allowances.

Deferred tax assets (liabilities) consist of the following at December 31, 2007 (in thousands):

Net operating losses	$13,253
I Intangible assets	1,743
Accrued compensation	53
Inventory	18
Fixed asset depreciation	11

Deferred tax assets	15,080

Less valuation allowance	(15,080)

Deferred tax assets, net	$0—

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	2007	2006

Statutory federal tax rate	(34)%	(34)%
State income taxes, net of federal benefit	(5)%
Beneficial conversion	4%
Loss on extinguishment of Series A preferred stock		14%
Change in valuation allowance	35%	11%
Other		9%

	—%	—%

Realization of net deferred tax assets is dependent on the Company’s ability to generate future taxable income, which is uncertain. Accordingly, a full valuation allowance was recorded against these assets as of December 31, 2007 and 2006. The change in the valuation allowance from December 31, 2006 to December 31, 2007 is approximately $6,500,000.

Federal net operating losses available to the Company as of December 31, 2007 are as follows:

(In millions)

Federal net operating losses expiring at various intervals through the year 2027	$33.9
State net operating losses vary depending upon jurisdiction. The individual state level net operating losses available for carry forward varies between jurisdictions.

Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of the various ownership changes would be the imposition of an annual limitation on the use of net operating loss carry-forwards attributable to periods before the change. It is likely that the Company may already have severe limitations on the use of its net operating loss.
On January 1, 2007, the Company adopted the provisions of FIN 48. Fin 48 seeks to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income taxes, by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under Fin 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. As a result of the adoption of Fin 48, the Company has recorded no uncertain tax positions. Therefore, we did not record any adjustment to the beginning balance of retained earnings in our balance sheet.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. We had tax net operating loss forwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards will be utilized in the future, many of these carry forwards may remain subject to examination. The Company’s tax returns are subject to examination for the years 2004 to 2007 for other items.

Our policy is to recognize interest and penalties related to income tax matters in other expense. As of December 31, 2007 and December 31, 2006, we had no accruals for interest or penalties related to income tax matters.

NOTE 5 - STOCK BASED COMPENSATION

Stock Option Plan

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

The Plan is presently administered by the compensation committee, which selects the eligible persons to whom awards shall be granted, determines the number of shares of common stock subject to each award, the exercise price and the periods during which awards are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each award granted under the Plan is evidenced by a written agreement between the Company and the participant.

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

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (SFAS No. 123(R)), using the modified prospective method. Under this method, the Company recognized compensation cost for all share-based payments granted, modified or settled in 2006. Compensation cost for awards granted in 2006 is based on the estimated fair value of the awards on their grant date and is being recognized over the required services period. All options outstanding as of December 31, 2004 and 2005 were vested, therefore the Company did not recognize any compensation expense in 2006 related to previously issued stock options.

Total stock-based compensation was $1,515,711 and $825,767 for the years ended December 31, 2007 and 2006. In calculating compensation expense related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Expected term	3 Years	3 Years
Expected volatility	174%	156%
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.76%	4.69%
Forfeiture rate	6%	0%

The computation of expected volatility used in the Black-Scholes pricing model is based on the historical volatility of the Company’s share price. The expected term is based on a review of historical employee exercise behavior with respect to option grants.

A summary of the changes in stock options outstanding is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2005	567,835	$1.29
Granted	465,000	1.72
Forfeited	(162,500)	2.00
Outstanding at December 31, 2006	870,335	1.39
Granted	1,010,000	1.49
Forfeited	(110,000)	1.77
Outstanding at December 31, 2007	1,770,335	$1.43

The intrinsic value of outstanding and exercisable options was $0 at December 31, 2007. Total compensation expense related to non-vested awards not yet recognized is $975,000 and the weighted average period over which it is expected to be recognized is 2.06 years. Management expects that all of the 910,000 non-vested awards will vest, with the exception of the options that will be fofeited. One-third of the non-vested awards are expected to vest during 2008.

The following table summarizes the Company's stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

$.22 to $1.00	865,335	5.22	$.50	455,335	$0.73
$1.45 to $2.09	405,000.95		$1.74	405,000	$1.74
$2.80 to $3.00	500,000	9.08	$2.80	0	$2.80
	1,770,335			860,335

The employment contracts of two executives contain provisions for performance based options to purchase an aggregate of 325,000 common shares to be achieved by December 31, 2007. The performance goals were not achieved as of December 31, 2007, the Company did not recognize any compensation expense, and the options have been forfeited.

Agreements with certain employees provide that options granted to purchase an aggregate 160,000 common shares (at an exercise price of $0.22) will be subject to accelerated vesting if certain financial and non-financial performance goals are achieved. The Company has recognized compensation expense for these options based on the stated vesting period for the options without giving effect to accelerated vesting based on achieving the performance goals because they were not achieved as of December 31, 2007.

In addition to the above options, certain employees of the Company are entitled to cash bonuses totaling $105,000 based on the achievement of certain 2007 performance goals, which the Company has recognized as compensation expense and has included in accrued expenses as of December 31, 2007.

On July 13, 2007, the Board adopted a 2007 Non-Employee Director Compensation Plan pursuant to which the Company issued 150,000 shares of Common Stock to each of its five non-employee directors in consideration of their services as directors. The market value of the shares at the time of issuance was approximately $390,000. Also on July 13, 2007, the Company issued 50,000 shares of Common Stock the chairman of the Company's advisory board in consideration of his agreement to serve in such capacity.

Common Stock Warrants

A summary of the changes in warrants outstanding for the year ended December 31, 2007 follows:

		Weighted	Weighted
		Average	Average
	Number of	Remaining	Exercise
	Warrants	Life	Price

Outstanding and exercisable at December 31, 2006	453,174	1.18	$2.23

Issued	3,006,250	3.49	$0.35
Expired	(67,174)	0.00	$3.31
Exercised	(100,000)	4.04	$0.35
Outstanding and exercisable at December 31, 2007	3,292,250	3.20	$0.50

As further discussed above and in Notes 10 and 11, on January 17, 2007 the Company issued 2,006,250 common stock warrants with an exercise price (as amended in August 2007, see Note 11) of $0.35 per share as part of the sale of the Company's January 2007 Debentures and 1,000,000 common stock warrants with an exercise price of $0.35 per as part of the sale of the Company’s August 2007 Debentures.

Non-Employee Directors Stock Plan

On July 13, 2007, the Board adopted a 2007 Non-Employee Director Compensation Plan pursuant to which the Company issued 150,000 shares of Common Stock to each of its five non-employee directors in consideration of their services as directors. The fair value of the shares at the time of issuance was approximately $390,000. Also on July 13, 2007, the Company issued 50,000 shares of Common Stock to the chairman of the Company's advisory board, in consideration of his agreement to serve in such capacity.

NOTE 6 - BUSINESS ACQUISITIONS

Technipower LLC

On August 17, 2006, the Company completed the acquisition of Technipower LLC (Technipower), a privately-held company based in Danbury, Connecticut. The purchase price of $9,655,607, which includes acquisition related costs of approximately $420,000 consisted of the issuance 4,615,381 shares of the Company’s Series C preferred stock with a fair value of $3,000,000 and 4,461,537 shares of common stock with a fair value of $6,246,000. The fair value of the Series C preferred stock was based upon that portion of the purchase price with an expected cash redemption amount of $3,000,000. The fair value of the common stock was based upon the closing market price of $1.40 on August 17, 2006, the date the acquisition was completed.

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

As a result of an annual impairment review performed in the fourth quarter of 2006, management determined that goodwill was impaired and recorded a $3,346,153 impairment adjustment. The impairment was primarily due to stock market volatility and an unexpected increase in the market value of the Company’s common stock on and around the closing date of the transaction. The agreed-to value of $0.65 was based on the average closing bid prices of the common stock over two 30-day periods, one ending three days before the closing and one ending two days before the closing. As required by EITF 99-12, management used the closing price on the date of the closing of the transaction of $1.40 a share to record the value of the 4,464,537 shares of common stock issued in the acquisition. The $3,346,153 impairment adjustment represented the $0.75 per share difference between the closing market price on the closing date and the agreed-to 30 day average price. Management compared the carrying amount of the Power Electronics Division (the former Technipower business) to its fair value and concluded that the carrying value of goodwill was impaired. Fair value was determined using expected discounted cash flow projections.

As part of its annual review, management determined that there was impairment of goodwill recorded in connection with the Company’s acquisition of Technipower and recorded a $1,248,000 impairment adjustment in 2007. The impairment was primarily due to a refinement of the projected growth rate of future earnings, as well as increased valuations of other intangible assets. Management compared the carrying amount of the Technipower business to its fair value and concluded that the carrying value of goodwill was impaired. Fair value was determined using expected discounted cash flow projections.

In connection with the Company’s acquisition of Technipower LLC in August 2006, the Company had to issue additional shares to the sellers at the one year anniversary if the 30-day average trading price is more than 5% less than $0.65 per share. In addition, on August 17, 2007, the Company agreed with certain of these sellers to reset the trading price to $.35 per share in exchange for their agreement to extend their existing lock-up agreements for approximately one year on shares of common stock previously owned and on the additional shares to be issued. On September 6, 2007, the Company issued an aggregate of 4,833,562 shares of common stock to the Technipower sellers in payment of the stock payment adjustment due. Such amounts did not affect purchase consideration. The Company registered the additional shares issued to the sellers pursuant to the terms of a Registration Rights Agreement executed in connection with the Purchase Agreement.

Deltron LLC

On September 5, 2007, the Company, through its wholly-owned subsidiary Deltron LLC (formerly known as Del-Inc Acquisition LLC) completed the acquisition of substantially all of the assets of Deltron Inc., a privately-held corporation based in North Wales, Pennsylvania, as well as the stock of its wholly-owned subsidiary Corporacion Delinc, S.A. de C.V., a Reynosa, Tamaulipas, Mexico corporation (Deltron). The purchase price of $2,930,000 consisted of $1,508,000 in cash for Deltron’s assets, plus $600,000 in cash for the stock of Delinc, S.A., $495,000 in acquisition related costs, and the assumption of certain liabilities totaling approximately $327,000. Solomon also agreed to pay the sellers an earn-out payment equal to the excess of the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales, over $1,570,000. The earn-out payment cannot exceed $300,000 and is due 55 days following the one-year anniversary of the closing.

To fund the purchase price, Deltron LLC borrowed a total of $2,750,000 under a secured promissory note provided by an affiliate of Michael D’Amelio, a director of the Company and incurred approximately $219,000 in debt issuance costs. The Company issued 284,000 shares of common stock valued at $88,238 and the balance was paid in cash. The note bears interest at 12% annually, plus quarterly investment fees of 1% of the amounts then outstanding. The note matures on September 5, 2008 (Note 11).

This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of the customer list, trade name and customer backlog were determined by an independent appraisal firm based on estimates of future cash flows associated with those assets. In accordance with the provisions of paragraph 46 of SFAS 141 regarding accounting for contingent consideration in a business combination, an amount equal to the lesser of the maximum amount of contingent consideration or the excess of the net assets acquired over the purchase price has been recorded as a liability to the seller, which is included in accrued expenses, until such time as the contingency is resolved.

The purchase accounting for this acquisition is summarized as follows:

	Amount	Estimated Useful Life
Net tangible assets	$2,690,522
Identifiable intangible assets:
Customer relationships	115,000	3 years
Trade name	75,000	3 years
Customer backlog	60,000	6 months
Due to seller (included in Other Accrued Expenses)	(10,522)
Total purchase price	$2,930,000

The results of operations of Deltron LLC have been included in the Company’s consolidated financial statements from the date of acquisition.

The financial information in the table below summarizes the combined results of operations of the Company, Technipower LLC and Deltron LLC, on a pro forma basis (unaudited), as though the companies had been acquired as of the beginning of each of the periods presented:

	Year Ended
	December 31, 2007	December 31, 2006
Net revenues	$10,993,718	$6,836,434

Net loss	$(16,032,151)	$(17,738,479)

Net loss applicable to common stockholders	$(17,445,182)	$(17,909,643)

Basic and diluted net loss per share	$(0.42)	$(0.63)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

NOTE 7 - INTANGIBLE ASSETS

The following table presents the details of the Company’s intangible assets at December 31, 2007 for the Company’s major segments. All intangible assets are assigned to the Power Electronics segment, except for the patents, which are assets of the Motive Power segment.

	Cost	Accumulated Amortization	Net Book Value
Amortizable:
Customer relationship	$1,325,000	$(344,552)	$980,448
Trade name	442,000	(58,648)	383,352
Non-compete agreement	160,000	(43,871)	116,129
Customer backlog	60,000	(40,000)	20,000
Patents	814,162	(597,080)	217,082
	$2,801,162	$(1,084,151)	$1,717,011

Total amortization expense was $455,439 and $198,889 for the year ended December 31, 2007 and 2006, respectively.

Based on the carrying amount of the intangible assets and assuming no future impairment of the underlying assets, the estimated future amortization is as follows for the years ended December 31:

2008	$452,662
2009	427,233
2010	386,078
2011	214,485
2012	36,700
Thereafter	199,853
$1,717,011

NOTE 8 - INVENTORIES

Inventories consist of the following at December 31, 2007:

Raw materials	$1,083,099
Work-in-process	678,468
Finished goods	201,250
$1,962,817

NOTE 9 - PROPERTY, PLANT and EQUIPMENT

Property, plant and equipment at December 31, 2007 consist of the following:

	Cost	Accumulated Depreciation	Net Book Value

Land	$258,090	$-	$258,090
Building and improvements	992,110	(12,315)	979,795
Machinery, equipment and software	1,140,305	(704,950)	435,355
Furniture and fixtures	59,789	(20,411)	39,378
	$2,450,924	$(737,676)	$1,712,618

NOTE 10 - CAPITAL TRANSACTIONS

At December 31, 2007, the Company has authorized 100,000,000 shares of common stock and 7,450,000 shares of preferred stock available for issuance. The Company has filed certificates of elimination for its Series A, B and C preferred stock with the Secretary of State of Delaware, and these shares may not be re-issued.

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

Each share of Series B convertible preferred stock could have been converted at any time, at the option of the holder, into the number of fully paid and non-assessable shares of common stock determined by multiplying the number of shares of Series B by the quotient obtained by dividing (x) $1.00 by (y) the current market price of the common stock, and no dividends were payable on Series B. One of the two holders of the Series B preferred stock was prohibited by the terms of its subscription agreement from converting its shares to the extent that after conversion the holder would own 5% or more of the outstanding common stock. The holders of Series B did not have voting, liquidation, or redemption rights. Further, they did not have any dividend rights.

There are no shares of Series B issued and outstanding at December 31, 2007.

Series C Preferred Stock

On August 17, 2006 and in connection with the acquisition of Technipower, the Company issued 4,615,381 shares of Series C convertible redeemable preferred stock (“Series C”). The fair value of Series C was estimated at $3,000,000 based on the cash redemption amount. At the time of the transaction, we expected to redeem the Series C for cash in the near term.

The holders of Series C were entitled to dividends at the rate of 10% of the stated value ($0.65 per share) and a liquidation preference equal to the stated value plus accrued dividends. The holders of Series C could have converted their shares on or after December 16, 2006 into shares of common stock based on the greater of (a) the stated value divided by the conversion price (initially set at $0.65 per share) and (b) the liquidation preference divided by the average daily closing price of the Company’s common stock. The Company had the right to redeem Series C at any time at the liquidation preference through October 15, 2006 and the liquidation preference plus $250,000 from October 16, 2006 through December 15, 2006. After December 15, 2006, the Series C preferred stock could have been redeemed by the Company at a price equal to 175% of the stated value, plus any accrued but unpaid dividends. The holders did not have a redemption right. The holders have a voting right equal to 1.25 times the number of shares of Series C held.

The Series C was classified as permanent equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, and Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stock”. Permanent equity classification is appropriate as redemption was solely within the control of the Company. Series C dividends are being accrued as payment of dividends is considered probable.

We concluded that the Series C conversion feature should be bifurcated and separately classified as a derivative liability in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The principal reason for this conclusion is that the conversion feature may result in a variable number of common stock shares issued upon conversion of the Series C. Therefore and in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the conversion feature cannot be classified as an equity instrument. In accordance with SFAS 133, the conversion feature is stated at fair value with changes in fair value recorded in current earnings. On the day of issuance and again at December 31, 2006, management concluded that the value of the conversion feature was negligible as it was probable that the Series C would be redeemed in the near term and that the holders would hold the shares until they were redeemed. As such, no value was assigned to the conversion feature. As described below, the Series C was redeemed for cash and common stock on January 23, 2007.

There are no shares of Series C issued and outstanding at December 31, 2007.

Common Stock

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

In 2006, the Company issued 266,844 shares of its common stock with an estimated fair value of $177,300 to extinguish its obligations under certain indebtedness and accrued interest. The Company recorded a loss on extinguishment of debt of $35,603.

Also in 2006, the Company issued 142,500 shares of common stock with a fair value of $89,451 in connection with the sale of certain notes payable to related parties. This amount was recorded as interest expense over the initial terms of the related notes. Also, the Company entered into certain agreements with all of its noteholders to extend the maturity dates for the promissory notes. To induce the noteholders to enter into these agreements, the Company agreed to issue 816,240 shares of common stock with a fair value of $791,275. Such amount was capitalized and amortized to interest expense in 2006. Further, as described in Note 11, the Company entered into an agreement with holders of the notes payable with a principal amount of $1,712,085 to extend the maturity dates of the notes to September 30, 2007. To induce the noteholders to extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock or cash equal to five percent of the principal amounts of the notes. Noteholders with notes aggregating $790,085 of principal agreed to receive a total of 79,009 shares of common stock with a fair value of $179,363 at December 31, 2006. The shares were issued in March 2007.

In January 2006, the Company issued 150,000 shares to two directors in connection with their service to the board in 2005. The Company had recorded the fair value of these shares of $104,700 as compensation expense in 2005. On August 4, 2006 the Company granted 150,000 of common shares to each of the five directors of the Company for prior services performed. The aggregate of 750,000 shares of common stock issued to the directors had an estimated fair value of $390,000 which was recorded as expense in 2006.

As discussed in Note 11, on January 22, 2007 the Company sold an aggregate of $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “January 2007 Debentures”) . As further described in Note 11, the intrinsic value of the beneficial conversion feature associated with the Debentures, which was determined to be approximately $2,778,229, was recorded as additional debt discount with a corresponding increase to additional paid in capital. As part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. As amended on August 24, 2007, the exercise price of the warrants (the “Amended Warrants”) was reduced to $0.35 per share. The relative fair value of the warrants, $2,571,721 was recorded as a discount to the underlying debt and a corresponding increase to additional paid in capital. In connection with the sale of the Debentures, the Company also issued 290,000 shares of common stock with a market value on the date of issuance of $791,700 to its financial advisor for the transaction.

On January 22, 2007, approximately $3,350,000 of the proceeds from the sale of the Debentures was used to redeem approximately 2,873,500 shares of the Company’s Series C convertible preferred stock. The liquidation preference amount at the time of the redemption was 175% of the stated value ($0.65) of the redeemed shares and was recorded as a preferred stock dividend of approximately $1,413,000, representing the excess of the redemption amount over the carrying value. Also on January 22, 2007, the remaining 1,741,881 shares of Series C preferred stock were converted into 1,741,881 shares of common stock.

During the year ended December 31, 2007, the Company issued 206,316 shares of common stock, with a fair value of $221,677 at the time of issuance, for fees and services (including 50,000 shares issued to the Chairman of the Company’s advisory board - see below).

In February 2007, the Company awarded and issued 110,000 shares of restricted common stock to its CEO, Gary Brandt, pursuant to Mr. Brandt’s employment agreement. The shares vest over a three year period according to a schedule in the agreement. The fair value of the shares at the time of issuance was approximately $306,000. This amount will be recorded as compensation expense over the vesting period. Compensation expense recognized related to these shares was approximately $138,000 for the year ended December 31, 2007. As of December 31, 2007 none of these shares were vested. (Note 20).

In May 2007, the Company issued 20,000 shares of common stock with an estimated market value of $4,000 to its President Peter DeVecchis pursuant to Mr. DeVecchis’s employment agreement, which vested immediately.

In May and June 2007 the Company issued an aggregate of 3,043,270 shares of common stock with an estimated market value of $825,806 to the January 2007 Debenture holders (Note 11) as a first conversion of January 2007 Debentures and related accrued interest of $535,000 and $71,333, respectively. The Company recorded additional interest expense of $219,473 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued.

On August 17, 2007, the Company authorized the issuance of an aggregate of 401,250 restricted shares of Common Stock with an estimated market value of $160,500, as an inducement to the holders of the January 2007 Debentures to enter into the Amendment Agreement dated as of August 24, 2007, which was recorded as additional interest expense.

On August 24, 2007, the Company authorized the issuance of an aggregate of 1,747,267 shares of common stock with an estimated market value of $698,907 to the January 2007 Debenture holders as a second partial conversion of January 2007 Debentures pursuant to the terms of the Amendment Agreement (Note 11). The Company recorded additional interest expense of approximately $210,000 for the difference between the principal redeemed and the market value of the common stock issued.

On August 27, 2007, The Company issued an aggregate of 974,026 shares of common stock with a market value of $272,727 to JMC as payment for the commitment fee on the full amount of the Acquisition Credit Facility (Note 11).

As discussed in Note 11, on August 30, 2007 the Company sold an additional aggregate of $500,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “August 2007 Debentures”). As a part of the sale of the Debentures, the Company issued common stock purchase warrants to the purchasers of the Debentures giving them the right to purchase up to an aggregate of 1,000,000 shares of common stock with the fair value of $96,695 at an exercise price of $0.35 per share.

As discussed in Note 6, on September 6, 2007, the Company issued an aggregate of 4,833,562 shares of common stock to the sellers of Technipower LLC (“Technipower”) as payment of the stock payment adjustment due under the terms of the Securities Purchase Agreement dated as of August 17, 2006 (and amended August 27, 2007), between the Company and the sellers of Technipower. Such issuance did not affect purchase consideration as the additional consideration was contingent on the market price of the Company’s common stock.

On September 7, 2007, the Company issued an aggregate of 284,638 shares of common stock with a fair value of $88,238 to JMC in payment of the monitoring fee and perfection fee pertaining to the loan made by JMC under the Acquisition Credit Facility in connection with the September 5, 2007 acquisition of Deltron, Inc.

On November 2, 2007, as discussed in Note 11, a purchaser of the January 2007 Debentures exercised a warrant to purchase 100,000 shares of common stock at an exercise price of $0.35 per share.

As discussed in Note 11, The Amended Debentures are convertible at any time at the option of the holder into shares of common stock at $0.35 per share. On November 27, 2007, $35,000 of the principal balance, and related accrued interest, was converted into 102,981 shares of common stock based on the $0.35 per share conversion price.

NOTE 11 - DEBT

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

On May 23, 2006, the Company borrowed $200,000 from Coady Family LLC (“Coady”) and issued a promissory note. The note bears interest at a rate of 12% per annum and had an initial maturity date of June 30, 2006.

On June 13, 2006, the Company borrowed $25,000 from Steven Kilponen (“Kilponen”) and issued a promissory note. The note bears interest at a rate of 12% per annum and had an initial maturity date of June 30, 2006.

On July 3, 2006, the Company borrowed $100,000 from Meriden Cooper and issued a promissory note. The note bears interest at a rate of 12% per annum and had an initial maturity date of August 28, 2006. As an incentive to Meriden Cooper purchasing the note, the Company issued to Meriden Cooper 50,000 shares of common stock with a fair value of $25,500 which is included in interest expense.

On July 28, 2006, the Company borrowed $125,000 from an affiliate of Michael D’Amelio, a director of the Company and issued a promissory note. The note bears interest at a rate of 15% per annum and matured on August 28, 2006. The note is currently in default and carries a default interest rate of 18% per annum.

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

On December 31, 2006, the Company entered into an agreement with holders of notes payable with a principal amount of $1,712,085 to extend the maturity dates of the notes to September 30, 2007. To induce the noteholders to extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock at a rate of 10,000 shares for each $100,000 of principal or cash equal to five percent of the principal amounts of the notes. Noteholders with notes aggregating $790,085 of principal agreed to receive a total of 79,009 shares of common stock with a fair value of $179,363 at December 31, 2006. This amount was included in deferred debt costs and amortized to interest expense through September 30, 2007. The shares were issuable at December 31, 2006. During the first quarter of 2007, the Company has recorded additional deferred costs of $46,100 for the note holders that selected cash payments.

On September 28, 2007, the Company entered into an agreement with the noteholders pursuant to which the maturity date of the senior secured notes was extended from September 30, 2007, to September 7, 2008. To induce the noteholders to extend the notes, the Company agreed to compensate each of the noteholders by paying that noteholder an amount in cash equal to 7% of the principal amount of the notes which amount will be added to the principal amount of the holder's notes. These amounts are included in deferred debt costs and will be amortized to interest expense through September 7, 2008. The noteholders were also offered the opportunity to buy, for $100, the right (subject to certain restrictions) to convert their notes to common stock in the future at a conversion price of $0.35 per common stock share. The notes are subject to further extension through April 17, 2009 based on the effective date of certain future registration statements related to the Company’s convertible debentures and accrual or payment of additional extension fees. The principal balance outstanding under the senior secured notes was $1,831,931 at December 31, 2007.

Total amounts borrowed from related parties totaled $1,956,931 and $1,877,085 at December 31, 2007 and 2006, respectively. Interest expense on the notes was $246,779 and $200,669 in 2007 and 2006, respectively.

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

At December 31, 2007, Deltron, LLC had a note payable of $2,750,000 to JMC under the terms of the Acquisition Credit Facility described above. The note bears interest at 12% per annum plus a quarterly investment fee of 1%. The note matures on September 5, 2008, is collateralized by substantially all assets of Deltron, LLC and its subsidiary Delinc, and guaranteed by Solomon. The loan agreement also contains certain financial covenants, which are effective in February 2008. Subsequent to year end, the Company was in default under this note for non-payment of interest and failure to comply with certain financial and negative debt covenants. The defaults were subsequently waived by the note holder.

On September 7, 2007, the Company issued an aggregate of 284,638 shares of common stock with a fair value of $88,238 to JMC in payment of the monitoring fee and perfection fee pertaining to the loan made by JMC under the Acquisition Credit Facility in connection with the September 5, 2007 acquisition of Deltron, Inc.

Revolving Note Payable to Bank

Pursuant to Technipower LLC’s revolving note payable (the “Note”) with a bank, Technipower LLC can borrow up to $1,500,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. The Note bears interest at the prime rate (7.25% at December 31, 2007), requires no principal amortization, and has a maturity date of June 1, 2008. The note is subject to specific cash flow coverage and net worth covenants, and provides for limited distributions to Solomon. Amounts outstanding under the Note were $1,100,000 at December 31, 2007 with an additional availability of $67,163.

Substantially all of Technipower LLC’s assets have been pledged as collateral for the Note.

Notes Payable to Davis & Gilbert LLP

On November 17, 2006, the Company converted $526,149 of trade accounts payable to Davis & Gilbert LLP (“D&G”), the Company’s outside counsel, to a promissory note payable (the “Promissory Note”) with an original principal of $526,149. The Promissory Note and accrued and unpaid interest at 12% was payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $5 million, or March 31, 2007. To induce D&G to enter into this agreement, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at $1.73 a share. The exercise price was adjusted on May 14, 2007 to $1.00, when the underlying shares were registered for resale in accordance with the provisions of the warrants. The fair value of the warrant of $320,000 was initially recorded as deferred debt costs and was amortized over the Promissory Note’s term. The Company repaid substantially all of the Promissory Note in 2007 with proceeds from the January 22, 2007 debenture transaction described below.

On January 19, 2007, the Company converted approximately $163,000 of trade accounts payable and the remaining balance and unpaid interest on the Promissory Note to a new promissory note payable (the “January 2007 Promissory Note”) with an original principal of $182,000. The January 2007 Promissory Note and accrued and unpaid interest at 12% is payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $3 million, or September 30, 2007.

On October 12, 2007, the Company converted the balance of the January 2007 Promissory Note of $182,000 plus unpaid interest of approximately $16,000 and approximately $330,000 of trade accounts payable to a new promissory note payable (the “October 2007 Promissory Note”) with an original principal of $565,000. The original principal also includes an additional 7% of the above amounts as an inducement. The note bears interest at 12% and is payable on September 7, 2008. Notwithstanding the foregoing, the Company shall be required to prepay a portion of the principal amount, or such lesser amount as then may be due, plus all accrued and unpaid interest equal to 10% of the gross amount of any proceeds raised after October 12, 2007 (Mandatory Prepayment). Subject to certain restrictions, any of the unpaid principal and interest may be converted to shares of common stock at a conversion price of $0.35 per common stock share, at any time. The principal balance outstanding under the October 2007 Promissory Note was $565,000 at December 31, 2007.

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

On August 24, 2007, the Company entered into an Amendment Agreement to amend certain terms of the January 2007 Debentures (the "Amended Debentures") and to extend the maturity date until April 17, 2009. As a result of the amendment, the Company determined that a debt extinguishment had occurred in accordance with guidance in FASB’s Emerging Issues Task Force (“EITF”) Abstract, Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19). In August 2007, the debt extinguishment was calculated by comparing the carrying value of the January 2007 Debentures to the carrying value of the Amended Debentures. The Company recognized a loss on debt extinguishment of approximately $2.5 million, which includes the value of the modified warrants issued with the January 2007 Debentures, the unamortized part of the debt issuance costs, the beneficial conversion feature and the value of the warrants and liquidated damages, and recorded the modified debt at the fair value of approximately $5.2 million. In accordance with EITF 98-5 the intrinsic value of the imbedded conversion feature within the Debentures, which was determined by the Company to be approximately $646,000 was recorded as a discount to the fair value of the Amended Debentures

On August 23, 2007, the January 2007 Debentures and related accrued interest in the amount of $1,023,816 and $71,333, respectively were redeemed with registered common stock. Upon redemption the Company recorded additional interest expense in the amount of approximately $429,000 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued. In connection with the Amended Debentures, accrued interest of $32,100, as well as liquidated damages in the amount of $160,500, were added to the principal balance of the amended debenture. As of December 31, 2007 the outstanding principal of the Amended Debentures amounted to $4,483,784.

The Amended Debentures are convertible at any time at the option of the holder into shares of common stock at $0.35 per share, subject to adjustment for stock splits, stock dividends, and the like. As of December 31, 2007, $35,000 of the principal balance was converted into 100,000 shares of common stock based on the $0.35 per share conversion price.

In the event that the Company issues or grants any rights to purchase any of its common stock, or other securities convertible into its common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted Amended Debentures will be decreased to equal such lower price. The conversion price adjustment will not apply to certain exempt issuances (“exempt issuances”) including the issuance of (a) shares of Common Stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose by a majority of the non-employee members of the Board of Directors of the Company or a majority of the members of a committee of non-employee directors, (b) up to, in the aggregate, 250,000 shares of Common Stock or options (subject to reverse and forward stock splits and the like) during any 12 month period issued to the officers, directors or employees of the Company or its Subsidiaries and approved by a majority of the members of the Board of Directors of the Company, (c) up to, in the aggregate, $200,000 of Common Stock during any 6 month period approved by a majority of the members of the Board of Directors of the Company, (d) securities upon the exercise or exchange of or conversion of any Securities issued hereunder and/or other securities exercisable or exchangeable for or convertible into shares of Common Stock issued and outstanding on the date of the Amended Debentures, (e) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, (f) up to 160,000 shares of Common Stock to be issued to Ardour Capital Investments LLC or its designees in partial consideration for its services to the Company in connection with the Amended Debentures, (g) up to $375,000 of Common Stock to be issued to JMC Venture Partners LLC ("JMC") or its assigns as a commitment fee for a $15 million acquisition line of credit to be entered into between the Company and JMC and an additional $100,000 of Common Stock per quarter to be issued to JMC as a monitoring fee, which shares shall be issued for an effective per share price of at least the fair market value of the Common Stock on the date of issuance of the applicable share as determined by the Company's board of directors in good faith. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5) the intrinsic value of the imbedded conversion feature within the January 2007 Debentures, which was determined by the Company to be $2,778,229, was recorded as an additional discount to the debenture. Prior to extinguishment of the January 2007 Debentures on August 24, 2007, and in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the debt discount was being amortized over the remaining term of the Amended Debentures.

Prior to maturity, the Amended Debentures will bear interest at the higher of (i) 8% per annum or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at the Company’s option, in shares of common stock. The Company’s ability to pay interest with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the common stock. All overdue and accrued interest will accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default under the Amended Debentures and for so long as the event of default is continuing, the Amended Debentures will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law. Accrued interest related to the Amended Debentures, which is included in accrued expenses, amounted to approximately $195,000 as of December 31, 2007.

Beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the Amended Debentures or January 1, 2008, and on the first day of each month thereafter, the Company will be required to redeem 1/16th of the outstanding principal of the Amended Debentures in cash or, at the Company’s election, with shares of common stock. The Company’s ability to pay the redemption price in shares of common stock will be subject to specified conditions, unless waived, including the existence of an effective registration statement covering the resale of the shares issued in payment of the redemption amount and certain minimum trading volumes in common stock. Any common stock delivered in satisfaction of an amortization payment will be valued at 82.5% of the average of the daily volume weighted average price of the applicable shares for the 10 trading days prior to the amortization payment. Any unconverted Amended Debentures will become due at maturity.

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

In connection with the sale of the Amended Debentures and Amended Warrants, the Company entered into a Registration Rights Agreement with the purchasers of the Amended Debentures and Amended Warrants under which the Company is required, on or before October 1, 2007, to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the Amended Debentures and Amended Warrants. Such registration statement is required to be effective no later than January 22, 2008. As of December 31, 2007, the Company was not in compliance with the Registration Rights Agreement.

In accordance with FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, the Company measured their contingent obligation under the Registration Rights Agreement in accordance with FASB Statement No. 5, “Accounting for Contingencies”. As of June 30, 2007 and through the date of the Amended Debentures, August 24, 2007, the Company was not in compliance with the Registration Rights Agreement. During the year ended December 31, 2007, the Company issued additional Debentures in the amount of $160,500 in satisfaction of liquidated damages under the Registration Rights Agreement for failure to timely file a registration statement by the defined date.

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

As a part of the issuance of the January 2007 Debentures, the Company issued common stock purchase warrants (the January 2007 Warrants) to the purchasers of the January 2007 Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $0.35 per share, as amended on August 24, 2007 (the Amended Warrants). The Amended Warrant exercise price is subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any common stock, or other security convertible into common stock, for a per share price less than the exercise price then in effect, the exercise price of the Amended Warrants with respect to shares of common stock will be reduced to equal such lower price and the number of shares of common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price for common stock will not apply to certain exempt issuances, as defined above. All of the Amended Warrants will expire January 17, 2012, unless sooner exercised. 100,000 of the warrants issued in connection with the Amended Debentures have been exercised as of December 31, 2007.

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

The August 2007 Debentures are convertible at any time at the option of the holder into shares of common stock at $0.35 per share, subject to adjustment for stock splits, stock dividends, and the like, and subject to the terms and provisions of the Amended Debentures. In accordance with EITF 98-5 the intrinsic value of the imbedded conversion feature within the Debentures, which was determined by the Company to be approximately $100,000, was recorded as a discount to the August 2007 Debentures. In accordance with EITF 00-27, the remaining discount in the amount of approximately $61,500 as of December 31, 2007, will be amortized over the term of the August 2007 Debentures.

Accrued interest, related to the August 2007 Debentures, which is included in accrued expenses, amounted to approximately $13,500 as of December 31, 2007. As of December 31, 2007, no August 2007 Debentures have been redeemed. As of December 31, 2007, none of the warrants issued in connection with the Amended Debentures have been exercised.

In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $174,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the underlying debt. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.30%, no dividends, expected volatility of approximately 184% and an expected warrant life of approximately 3 years. As of December 31, 2007, the unamortized discount relating to the warrants on the August 2007 Debentures amounted to approximately $107,000.

At December 31, 2007 the Company was in default of the Amended January Debentures and the August Debentures for failure to make the redemption payments required with respect to those debentures. In the first quarter of 2008, all debenture holders waived the Company’s redemption defaults, as well as certain provisions of the registration rights agreements and certain equity conditions governing the Company’s right to use shares of common stock rather than cash to make monthly redemptions.

NOTE 12 - PATENT INFRINGEMENT
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

The Company has an agreement with Oliver Street Finance LLC (“Oliver Street”). Under this agreement Oliver Street provided funding to the Company to prosecute the Company’s initial patent infringement action against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Manufacturing North America (collectively, “Toyota”). Oliver Street paid all legal fees and out of pocket expenses billed by the Company’s special patent counsel in connection with the litigation against Toyota and approved by the Company in exchange for a portion of any recovery that the Company may receive from the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street paid on the Company’s behalf. Michael A. D’Amelio, a director and shareholder of the Company, is a principal of Oliver Street. Through February 15, 2006, Mr. D’Amelio was the beneficial owner of more than 10% of the Company’s common stock. During this period, expenses paid on behalf of the Company by Oliver Street totaling $129,949 in 2006 were recorded as professional fee expense as well as an increase to additional paid-in capital. In connection with the extinguishment of the Redeemable Series A preferred stock for common stock on February 15, 2006, Mr. D’Amelio’s beneficial ownership of the Company's common stock decreased to below 10%. As such, expenses paid by Oliver Street on behalf of the Company since February 15, 2006 were no longer reflected in the financial statements.

On June 7, 2007 the Company announced the engagement of new patent counsel, as additional litigation counsel in this matter. The Company has no agreement that provides funding for the appeal.

On April 11 2008, oral arguments in the Company’s appeal of the decision by the International Trade Commission (ITC) were heard at the Court of Appeals for the Federal Circuit in Washington D.C. The Company expects a court decision on the appeal prior to December 31, 2008.

NOTE 13 - ACCRUED AND UNPAID PAYROLL TAXES

At December 31, 2007, the Company has accrued interest and penalties of $169,000 related to payroll and payroll related taxes that were incurred under previous management. This amount includes additional interest of approximately $99,000 charged to operations during 2007. The interest and penalties were the subject of a delinquency proceeding with the U.S. Internal Revenue Service. During the first quarter of 2007, the Company signed an agreement with the IRS to settle the outstanding interest and penalties. The agreement provides for the Company’s payment of the accrued interest and penalties in monthly installments of $10,000, which the Company has been making as required.

NOTE 14 - CONCENTRATION OF RISK

Customers

Five customers accounted for 62% of the sales of $7,973,654 for the year ended December 31, 2007, of which $539,844 is included in accounts receivable at December 31, 2007. Of these five customers in 2007, two were responsible for sales of 10% individually. Five customers accounted for 85% of sales for the year ended December 31, 2006. There were no other customers that accounted for more than 10% of total revenues in 2006 and 2007.

Supplier

Presently, the Company has one manufacturer for a principal component of its marine propulsion systems. If the supplier were to become unwilling or unable to continue fulfilling the Company’s orders, it could have a materially adverse effect on the Company’s financial position. The Company is evaluating other suppliers.

NOTE 15 - OTHER TRANSACTIONS WITH RELATED PARTIES

Notes payable to Related Parties

During the quarter ended December 31, 2006 the Company issued a total of 79,009 shares of common stock to certain noteholders to extend the terms of payment to September 30, 2007. The estimated fair market value was $179,363. During the quarter ended March 31, 2007 the Company accrued $48,100 in cash incentives to certain note holders to extend the terms of payment to September 30, 2007. On September 28, 2007, the Company agreed to compensate each of the noteholders by paying that noteholder an amount in cash equal to 7% of the principal amount of the notes which amount was added to the principal amount of the holder's notes. The aggregate principal balance on these notes was $1,831,931 at December 31, 2007 (Note 11).

At December 31, 2007, the Company has a note payable of $125,000 to an affiliate of Michael A. D’Amelio, a director and officer of Solomon. The note is currently in default and carries a default interest rate of 18% per annum (Note 11).

In August 2007, the Company entered into an Acquisition Credit Facility Agreement with JMC Venture Partners LLC (“JMC”), an affiliate of Michael A. D’Amelio, a director and officer of Solomon. The line of credit is to be used exclusively for acquisitions and the aggregated principal may not exceed $15,000,000 (Note 11). The Company issued 974,026 shares of common stock as payment for the commitment fee on the Acquisition Credit Facility on August 27, 2007 (Notes 10 and 11).

In September 2007, the Company borrowed $2,750,000 from JMC under the terms of the Acquisition Credit Facility to effectuate the Deltron acquisition. In connection with this transaction the Company issued 284,638 shares of common stock to JMC as payment of the monitoring and perfection fees pertaining to this loan (Notes 10 and 11).

Interest expense on notes to related parties was approximately $247,000 and $200,669 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there is approximately $530,000 of accrued interest payable on notes payable to related parties included in other accrued expenses.

Expenses

In 2007 and 2006, Bril Corporation provided bookkeeping services for $5,000 a month. Two principals of Bril Corporation are also directors and stockholders of the Company. Total expense for the years ended December 31, 2007 and 2006 was $60,000 for each period.

NOTE 16 - SEGMENTS

The major segments the Company serves are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which encompasses the businesses of Technipower LLC and Deltron LLC and which specializes in the design, development and production of customer power systems, chassis and power supply products for defense related markets.

Segment financial information follows:

	YEARS ENDED DECEMBER 31,
	2007	2006
Revenues:
Sales to unaffiliated customers:
Power Electronics	$7,939,531	$2,235,598
Motive Power	34,123	43,250
	$7,973,654	$2,278,848
Operating Profit (Loss):
Power Electronics	$(1,085,879)	$(3,551,308)
Motive Power	(4,460,588)	(5,388,565)
Operating Loss	(5,546,467)	(8,939,873)
Interest expense	(7,152,157)	(1,684,927)
Other income (expense)	34,134	(20,910)
Loss on extinguishments of redeemable preferred stock and other debt	(2,496,544)	(5,616,804)
Net Loss	(15,161,034)	(16,262,514)
Preferred stock dividends	(1,413,031)	(171,164)
Loss applicable to common stockholders	$(16,574,065)	$(16,433,678)

	YEAR ENDED DECEMBER 31
	2007	2006
Depreciation and Amortization:
Power Electronics	$447,815	$127,775
Motive Power	89,562	88,649
	$537,377	$216,424
Capital Expenditures:
Power Electronics	$137,384	$12,718
Motive Power	4,146	0
	$141,530	$12,718
Identifiable Assets by Segment at December 31, 2007:
Power Electronics	$8,910,322
Motive Power	611,054
	$9,521,376
Identifiable Assets by Geographical Region at December 31, 2007:
United States	$8,237,740
Mexico	1,283,636
	$9,521,376

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Business Acquisition
In connection with the Company’s acquisition of Deltron LLC in August 2007, the Company agreed to pay the sellers an earn-out payment equal to the excess of the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales, over $1,570,000. The earn-out payment cannot exceed $300,000. As of December 31, 2007, the earn-out had not been met. The fair value of assets acquired will be adjusted at the time the contingency is ultimately resolved

Leases

Technipower leases its premises in Danbury, Connecticut under an operating lease, which expires in July 2012. The lease requires the lessor to furnish certain improvements to the demised premises and provides for escalations for real estate taxes and operating expenses. Deltron leases its premises in Hatfield, Pennsylvania under an operating lease, which expires October 31, 2010.

Future minimum lease payments lease at December 31, 2007 are as follows:

2008	$140,349
2009	140,349
2010	133,207
2011	97,500
2012	52,813
$564,218

Rent expense was $189,421 and $67,764 in 2007 and 2006, respectively.

NOTE 18 - FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments (accounts receivable, accounts payable, notes, debentures and other debt) approximate fair value. Fair value was based on expected cash flows and current market conditions.

NOTE 19 - EMPLOYEE BENEFIT PLAN

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

NOTE 20 - SUBSEQUENT EVENTS

Gary G. Brandt, the Company's Chief Executive Officer, resigned effective at the close of business on January 3, 2008. Mr. Brandt agreed to serve as a consultant to the Company until March 31, 2008. The Company issued to Mr. Brandt 167,000 shares of its common stock pursuant to the consulting agreement, which were recorded subsequent to December 31, 2007 when the termination benefits were delivered to the former CEO. The Company also issued 333,000 shares of its common stock to reimburse Mr. Brandt for expenses incurred on behalf of the Company. The 110,000 shares of restricted common stock previously issued to Mr. Brandt pursuant to his employment agreement were subsequently returned to the Company and cancelled (Note 10).

On February 5, 2008, the Company entered into an agreement with Iroquois Master Fund Ltd., a holder of the Company’s Variable Rate Self-Liquidating Senior Secured Convertible Debentures due April 17, 2009 (the “Debentures”). Under the Agreement, the Company and Iroquois agreed to accelerate the maturity of such Debentures to May 30, 2008.

On February 13, 2008, the Company disclosed that it had elected to no longer pursue the acquisition of Unipower Corporation, a Coral Springs, Florida based manufacturer of power supplies and related equipment. The Company had entered into a letter of intent to acquire Unipower on July 2, 2007.

On February 29, 2008, the Company entered into an Amendment Agreement with Harborview Master Fund L.P. as successor-in-interest to Nite Capital LP with respect to the Company’s Variable Rate Self-Liquidating Senior Secured Convertible Debentures due April 17, 2009. Under the Agreement, the Company and Harborview agreed to accelerate the maturity of such Debentures to February 29, 2008 and issued to Harborview 1,744,543 shares of common stock in full redemption of these Debentures, including all accrued interest.

On March 3, 2008, the Company entered into a second Amendment Agreement with Harborview with respect to the Company’s Debentures held by Harborview for its own account. Under the Second Agreement, the Company and Harborview agreed to accelerate the maturity of such Debentures to March 5, 2008 and issued to Harborview 2,522,677 shares of Common Stock in full redemption of these Debentures, including all accrued interest.

On March 27, 2008, the Company entered into an Amendment and Waiver Agreement with each of Truk Opportunity Fund, LLC, Truk International Fund, LP and Shelter Island Opportunity Fund, LLC with respect to the Debentures. Each Fund is a holder of Debentures. To induce each of the Funds to enter into the Agreement, the Company had previously issued to them an aggregate of 350,000 restricted shares of Common Stock. In connection with this agreement, the Company also had previously issued to the three Funds an aggregate of 1,077,791 shares of common stock in satisfaction of the redemption payments due to the three Funds on February 1, 2008. The three Funds agreed to defer the monthly redemptions for January and March 2008 until May and June 2009, respectively. The Company permitted the Funds to defer up to three additional monthly redemptions until July, August and September, 2009, respectively at the Funds’ election. The Company and the three Funds also modified various terms of the Debentures.

All of the holders of the Debentures have waived the requirement that the Company file any additional registration statements with respect to shares of common stock receivable upon redemption or conversion of the Debentures or as payment of interest.

In addition to the above, subsequent to December 31, 2007, the Company completed the following equity issuances:

1,915,000 shares to employees and former employees for services rendered, including 875,000 shares each to directors Gary Laskowski and Michael D'Amelio for current and accrued compensation; 1,142,405 shares for fees and services; 14,709,006 shares for redemption of, and payments of interest with respect to, the Variable Rate Self-Liquidating Senior Secured Convertible Debentures.

Exhibit Index

Exhibit No.	Description

10.93	Agreement and Mutual Release between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (30)

10.94	Gary G. Brandt 2008 Consulting Agreement and Plan between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (30)

10.95	2008 Employment Agreement and Plan between Gary M. Laskowski and Solomon Technologies, Inc. dated January 15, 2008 (30)

10.96	2008 Employment Agreement and Plan between Michael A. D’Amelio and Solomon Technologies, Inc. dated January 15, 2008 (30)

10.97	Waiver Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated January 2008 (30)

10.98	Waiver Agreement between Double U Master Fund, LP and Solomon Technologies, Inc. dated January 2008 (30)

10.99	Waiver Agreement between Cornix Management, LLC and Solomon Technologies, Inc. dated January 2008 (30)

10.100	Waiver Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated January 2008 (30)

10.101	Waiver Agreement between Nite Capital LP and Solomon Technologies, Inc. dated January 2008 (30)

10.102	Waiver Agreement between Rockmore Investment Master Fund Ltd. and Solomon Technologies, Inc. dated January 2008 (30

10.103	Waiver and Amendment Agreement between Bridgepoint Master Fund Ltd. and Solomon Technologies, Inc. dated February 4, 2008 (30)

10.104	Amendment Agreement between Harborview Master Fund LP as successor-in-interest to Nite Capital LP and Solomon Technologies, Inc. dated February 29, 2008 (30)

10.105	Amendment Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated March 3, 2008 (30)

10.106	Second Amendment Agreement by and among Truk Opportunity Fund, LLC, Truk International Fund, LP and Shelter Island Opportunity Fund, Ltd. and Solomon Technologies, Inc. dated March 27, 2008 (30)

10.107	Amendment and Waiver Agreement between Iroquois Master Fund, Ltd. and Solomon Technologies, Inc. dated February 5, 2008

23.1	Consent of Eisner LLP, Independent Registered Public Accounting Firm

23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification-Chief Executive Officer

31.2	Section 302 Certification-Chief Financial Officer

32.1	Section 906 Certification-Chief Executive Officer

32.1	Section 302 Certification-Chief Financial Officer

99.2	Risk Factors 10-KSB for Fiscal Year Ended December 31, 2007