Form 10-Q
period 2008-03-31
SOLOMON TECHNOLOGIES INC
filed 2008-05-20
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
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

(203) 797-9586
Issuer’s telephone number

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 Par Value - 86,234,485 shares outstanding at May 14, 2008.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q as amended, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiary, Town Creek Industries, Inc.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Solomon Technologies, Inc.
Condensed Consolidated Balance Sheets
(Note 8)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash	$158,198	$425,401
Accounts receivable, net of allowance for doubtful accounts of $2,200	1,410,130	1,435,754
Inventories, net	2,143,983	1,962,817
Due from related parties	73,871	54,041
Prepaid expenses and other current assets	138,975	134,933
Total current assets	3,925,157	4,012,946

Noncurrent assets
Property and equipment, net	1,677,673	1,712,618
Goodwill	1,625,576	1,625,576
Intangible assets, net	1,582,596	1,717,011
Deferred debt costs, net	283,516	453,225
	5,169,361	5,508,430

	$9,094,518	$9,521,376

Liabilities and Capital Deficiency
Current liabilities
Revolving note payable to bank	$1,180,000	$1,100,000
Accounts payable	1,836,666	1,402,546
Accrued compensation (including $2,012,143 and $2,137,851 past due)	2,373,914	2,442,150
Other accrued expenses	1,347,546	1,304,203
Notes payable	564,566	564,566
Notes payable to related parties (including $125,000 past due)	4,706,931	4,706,931
Convertible debentures payable, net of debt discount of $106,733 and $168,506	3,229,482	4,815,278
Total current liabilities	15,239,105	16,335,674

Capital Deficiency
Preferred stock, par value $0.001 per share;
authorized 20,000,000 shares; 7,450,000 shares
available; none outstanding	-	-
Common stock, par value $0.001 per
share; authorized 100,000,000 shares;
69,594,291 and 48,492,569 shares issued and outstanding	69,594	48,492
Additional paid-in capital	50,574,433	48,503,156
Accumulated deficit	(56,788,614)	(55,365,946)
	(6,144,587)	(6,814,298)

	$9,094,518	$9,521,376

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$2,490,784	$1,431,597

Cost of goods sold	1,516,397	779,287

Gross profit	974,387	652,310

Operating expenses:
Selling, general and administrative	1,000,447	1,251,938
Research and development	392,257	253,664
Amortization of acquired intangible assets	113,508	-
	1,506,212	1,505,602

Operating loss	(531,825)	(853,292)

Other expenses
Interest expense	(855,045)	(2,193,940)
Other income (expenses)	(35,798)	-
	(890,843)	(2,193,940)

Net loss	(1,422,668)	(3,047,232)

Preferred stock dividends	-	(1,413,031)
Loss applicable to common
stockholders	$(1,422,668)	$(4,460,263)

Basic and diluted net loss per
common share	$(0.03)	$(0.13)

Weighted average common shares
outstanding - basic and diluted	55,835,765	35,465,709

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities

Net loss	$(1,422,668)	$(3,047,232)

Adjustments to reconcile net loss to cash used by operations
Common shares issued to employees and directors as compensation	173,613	-
Stock grants to employees	(84,830)	9,928
Stock option grants	(354,053)	194,701
Common stock and warrants issued for services	126,664	156,765
Accretion and amortization of debt costs included in
interest expense	651,644	1,931,660
Depreciation	38,867	10,328
Amortization	134,415	98,581
Change in operating assets and liabilities
Accounts receivable	25,624	6,135
Inventories	(181,166)	(32,863)
Prepaid expenses and other current assets	(4,042)	(101,515)
Accounts payable and accrued expenses	614,869	301,834
Accrued payroll and payroll taxes	(42,388)	-
Net cash used by operating activities	(323,451)	(471,678)

Investing Activities
Purchase of equipment	(3,922)	(21,533)
Net cash (used) provided by investing activities	(3,922)	(21,533)

Financing Activities
Repayments of notes payable to related parties	-	(40,000)
Proceeds from revolving note payable	80,000	200,000
Proceeds from issuance of converible debentures	-	5,135,913
Repayments of notes payable	-	(526,150)
Redemption of preferred stock	-	(3,350,020)
Proceeds from Rule 16B	-	32,950
Repayments from related parties	-	52,489
Advances to related parties	(19,830)	-
Repayment of capital lease obligations	-	(3,734)
Net cash provided by financing activities	60,170	1,501,448

Change in cash	(267,203)	1,008,237

Cash at beginning of period	425,401	97,777

Cash at end of period	$158,198	$1,106,014

Supplemental disclosure:
Cash paid for interest	$52,921	$23,467

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Changes in Capital Deficiency

	Series C
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	-	$0	48,492,569	$48,492	$48,503,156	($55,365,946)	($6,814,298)

Common shares issued as payment for convertible debt and interest			18,537,895	18,538	2,075,413		2,093,951
Common shares issued as incentive for debenture amendment and waivers			432,533	433	51,217		51,650
Common shares issued for fees and services			706,294	706	125,958		126,664
Common shares issued to employees and directors as compensation			1,495,000	1,495	257,502		258,997
Stock grants to employees			40,000	40	53,368		53,408
Forfeitures of stock grant to employee			(110,000)	(110)	(138,128)		(138,238)
Stock option grants and forfeitures					(354,053)		(354,053)
Net loss						(1,422,668)	(1,422,668)

Balance at March 31, 2008 (unaudited)	-	$-	69,594,291	$69,594	$50,574,433	$(56,788,614)	$(6,144,587)

See accompanying notes to condensed financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The historical business of Solomon Technologies, Inc. (“STI”, “Solomon” or the “Company”) has been the development, engineering, manufacturing, licensing and sale of electric power drive systems in the marine, industrial and automotive markets. In August 2006, the Company acquired Technipower LLC, a manufacturer of power supplies and related equipment for the defense, aerospace and commercial markets. On September 5, 2007, the Company, through its wholly-owned subsidiary, Deltron LLC (formerly known as Del-Inc Acquisition LLC), acquired substantially all of the assets and liabilities of Deltron Inc., a North Wales, Pennsylvania based manufacturer of power supplies and related equipment with manufacturing operations in Reynosa, Mexico (See Note 4). As a result of these acquisitions, the Company now operates in two segments, the Motive Power Division, which encompasses the historical business of STI, and the Power Electronics Division which encompasses the business of Technipower LLC and Deltron LLC.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and has not generated cash from its operating activities for several years. For the three-months ended March 31, 2008, the Company had a net loss of $1,422,668 and used cash of $323,451 in operating activities. As of March 31, 2008, the Company has a working capital deficiency of $11,313,948. In addition, the Company is delinquent for the payment of payroll taxes (Note 10), a note payable of $125,000 to a related party (Note 8) and balances to certain employees. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2007 contained in the annual report on Form 10-KSB as filed with the SEC. Operating results for interim periods are not necessarily indicative of the results for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Technipower LLC (“Technipower”) and Deltron LLC (“Deltron”), from their dates of acquisition. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of net revenue and expenses during the reporting period. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates or assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Estimates are primarily used in determining the valuation of goodwill and other intangible assets and their impairment, provisions for losses on accounts receivable, allowances for inventory obsolescence, useful lives of property, equipment and intangible assets, accounting for stock-based transactions and certain accrued liabilities.

Revenue Recognition

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

Stock-based Compensation

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values which is estimated on the date of grant using the Black-Scholes option-pricing model.

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

Loss per Share

Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the three months ended March 31, 2008 and 2007, the following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	2008	2007

Options to purchase common stock	1,020,000	1,620,000
Warrants to purchase common stock	3,292,000	2,006,000

Convertible debentures (a)	9,532,000	2,675,000
Notes payable (convertible)	6,850,000	-

	20,694,000	6,301,000

The convertible debentures are reflected above at the conversion price of $0.35 per share under the terms of the debentures. The Company may make monthly redemptions in cash or shares of common stock at its option (Note 8). During the first quarter of 2008 the Company has made the required monthly redemptions in common stock shares.

(a)
Based on the March 31, 2008 market price of the Company’s common stock shares, the Company would need to issue approximately 50 million shares to redeem the entire outstanding principal balance of the convertible debentures at March 31, 2008. Subsequent to March 31, 2008, the Company has made additional redemptions by issuing shares of common stock (Note 14).

Reclassifications

Certain comparative information balances have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financials Accounting Standard (“SFAS”) No. 159, “The Fair  Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which became effective January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The company adopted this Statement as of January 1, 2008 and the adoption of this Statement did not have a material effect on the condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described below. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this Statement did not have a material effect on the condensed consolidated financial statements.

Recent Accounting Pronouncements Issued

In March 2008, the FASB SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, the company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement will not impact the Consolidated Financial Statements as it is disclosure-only in nature.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which will become effective in 2009 via prospective application to new business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company will adopt this Statement in fiscal year 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. Pursuant to the transition provisions of SFAS No. 160, the company will adopt the Statement in fiscal year 2009 via retrospective application of the presentation and disclosure requirements. The company does not expect the adoption of this Statement to have a material effect on the Consolidated Financial Statements.

NOTE 3 - STOCK BASED COMPENSATION

Stock Options

Stock-based compensation expense related to options to purchase the Company’s common shares granted to employees for the three month period ended March 31, 2008 and 2007 was ($354,053) and 194,701, respectively. Such compensation expense for the three months ended March 31, 2008 was effected by a forfeiture of 500,000 options granted to the Company’s former CEO (Note 7), which amounted to ($370,920).

A summary of the changes in stock options outstanding for the three months ended March 31, 2008 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2008	1,770,335	$1.43
Granted	-	-
Forfeited	(750,000)	1.95
Outstanding at March 31, 2008	1,020,335	$1.05

The intrinsic value of outstanding and exercisable options was $0 at March 31, 2008. Total compensation expense related to non-vested awards not yet recognized is $43,276 and the weighted average period over which it is expected to be recognized is 1.42 years. Management expects that all non-vested awards will vest.

The following table summarizes the Company's stock options at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Number	Life	Price	Number	Price

$.22 to $1.00	615,335	3.23	$.60	455,335	$0.73
$1.45 to $2.09	405,000	3.25	$1.74	405,000	$1.74

	1,020,335			860,335

Stock Warrants

During the three months ended March 31, 2008, the Company had outstanding 3,292,250 fully vested and exercisable warrants to purchase the Company’s common stock with weighted average exercise price $0.50 per share.

Stock Grants

For the three months ended March 31, 2008 and 2007, the Company recognized expenses related to grants of the Company’s common stock of ($84,830) and $9,928 respectively. Stock grants compensation expense for the three months ended March 31, 2008 was affected by forfeiture of 110,000 the Company’s restricted common shares granted in 2007 to a former CEO, which resulted in reduction of $138,238.

NOTE 4 - BUSINESS ACQUISITIONS

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

To fund the purchase price, Deltron LLC borrowed a total of $2,750,000 under a secured promissory note provided by an affiliate of Michael D’Amelio, a director of the Company and incurred approximately $219,000 in debt issuance costs. The Company issued 284,000 shares of common stock valued at $88,238 and the balance was paid in cash. The note bears interest at 12% annually, plus quarterly investment fees of 1% of the amounts then outstanding. The note matures on September 5, 2008 (Note 8).

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

The purchase accounting for this acquisition is summarized as follows:

	Amount	Estimated Useful Life
Net tangible assets	$2,683,923
Identifiable intangible assets:
Customer relationships	115,000	3 years
Trade name	75,000	3 years
Customer backlog	60,000	6 months
Due to seller (included in Other Accrued Expenses)	(3,923)
Total purchase price	$2,930,000

The results of operations of Deltron LLC have been included in the Company’s condensed consolidated financial statements from the date of acquisition.

The financial information in the table below summarizes the combined results of operations of the Company and Deltron LLC, on a pro forma basis, as though Deltron LLC had been acquired as of January 1, 2007:

Three Months Ended
March 31,2007
Net revenues	$2,566,807

Net loss	$(3,463,930)

Net loss applicable to common stockholders	$(4,876,961)

Basic and diluted net loss per share	$(0.13)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

NOTE 5 - INTANGIBLE ASSETS

The following table presents the details of the Company’s intangible assets at March 31, 2008:

	Cost	Accumulated Amortization	Net Book Value
Amortizable:
Customer relationship	$1,325,000	$(414,635)	$910,365
Trade name	442,000	(74,073)	367,927
Non-compete agreement	160,000	(51,871)	108,129
Customer backlog	60,000	(60,000)	0
Patents	814,162	(617,987)	196,175
	$2,801,162	$(1,218,566)	$1,582,596

Total amortization expense was $134,415 and $98,581 for the three month periods ended March 31, 2008 and 2007, respectively.

NOTE 6 - INVENTORIES

Inventories at March 31, 2008 consist of the following:

Raw materials	$922,680
Work-in-process	1,026,122
Finished goods	195,181
$2,143,983

NOTE 7 - CAPITAL TRANSACTIONS

During the three months ended March 31, 2008, the Company issued an aggregate of 18,537,895 shares of common stock with an estimated fair value of $2,093,951 to the amended January 2007 Debentures and August 2007 Debentures holders (collectively “Debentures Holders”) (Note 8) as redemption of principal and related accrued interest of $1,647,569 and $281,862, respectively. The Company recorded additional interest expense of approximately $165,000 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued. The shares issued for redemption include 4,267,220 shares which were issued as full redemption of outstanding principal and interest of certain amended January 2007 Debentures with an outstanding principal balance of $343,132 under an agreement to accelerate the maturity of such debentures (Note 8).

During the three months ended March 31, 2008, the Company issued an aggregate of 82,533 shares of common stock with an estimated fair value of $16,650 to Debentures Holders to enter into agreements to waive the Company’s redemption defaults as well as certain provisions of the registration rights agreements and certain equity conditions covering the Company’s right to use shares of common stock rather than cash to make monthly redemptions. The Company also issued 350,000 shares of common stock with an estimated fair value of $35,000 to certain Debentures Holders to induce the holders to enter into an Amendment and Waiver Agreement As more fully described in Note 8, the agreements modified various terms of the Debentures including the deferment of certain monthly redemptions.

During the three months ended March 31, 2008, the Company issued 706,294 shares of common stock, with a fair value of $126,664 at the time of issuance, for fees and services.

The Company issued an aggregate 1,535,000 shares of common stock with an estimated fair value of $312,405 to employees and directors during the three months ended March 31, 2008. Theses shares included 750,000 shares issued to two officers pursuant to employment agreements for current and past due compensation, 120,000 shares issued to Directors as compensation for service on Board Committees, 40,000 of restricted shares to the Company’s President pursuant to his amended employment contract, 500,000 to the Company’s former CEO (as discussed below) and 125,000 shares to a former employee in connection with his resignation.

Gary G. Brandt, the Company's Chief Executive Officer, resigned effective at the close of business on January 3, 2008. Mr. Brandt agreed to serve as a consultant to the Company until March 31, 2008. During the three months ended March 31, 2008 the Company issued to Mr. Brandt 167,000 shares of its common stock pursuant to the consulting agreement and the Company also issued 333,000 shares of its common stock to reimburse Mr. Brandt for expenses incurred on behalf of the Company. The 110,000 shares of restricted common stock previously issued to Mr. Brandt pursuant to his employment agreement were returned to the Company and cancelled and the Company reversed compensation expense of $138,238 during the three months ended March 31, 2008 that it previously recognized for this award. Additionally, 500,000 options to purchase the Company’s common stock were forfeitured which resulted in reduction of expenses of ($370,920) (Note 3).

NOTE 8 - DEBT

Notes Payable to Related Parties

On July 28, 2006, the Company borrowed $125,000 from an affiliate of Michael D’Amelio, a director of the Company and issued a promissory note. The note bears interest at a rate of 15% per annum and matured on August 28, 2006. The note is currently in default and carries a default interest rate of 18% per annum, which amounted to $5,609 and $5,548 for the three months period ended March 31, 2008 and 2007, respectively.

In 2006, the Company issued various notes for $1,712,085 to parties, related to the Company through its executives and common management. On December 31, 2006, the Company entered into an agreement with holders of notes to extend the maturity dates of the notes to September 30, 2007. To induce the noteholders to extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock at a rate of 10,000 shares for each $100,000 of principal or cash equal to five percent of the principal amounts of the notes. Noteholders received 79,009 shares of common stock with a fair value of $179,363 and $48,100 in cash which were included in deferred debt costs and amortized to interest expense through September 30, 2007. On September 28, 2007, the Company entered into an agreement with the noteholders pursuant to which the maturity date of the notes was extended from September 30, 2007, to September 7, 2008. To induce the holders to extend the notes, the Company agreed to compensate the noteholders by an amount equal to 7% of the principal balance or $119,846, which was capitalized to the principal amount of the notes and included in deferred debt costs which will be amortized to interest expense through September 7, 2008. The noteholders were also offered the opportunity to buy, for $100, the right (subject to certain restrictions) to convert their notes to common stock in the future at a conversion price of $0.35 per common stock share. The notes are subject to further extension through April 17, 2009 based on the effective date of certain future registration statements related to the Company’s convertible debentures and accrual or payment of additional extension fees. The principal balance outstanding under the notes was $1,831,931 and $1,712,085 at March 31, 2008 and 2007, respectively and the Company incurred interest expense of $54,808 and $50,659 for the three months ended March 31, 2008 and 2007, respectively.

Note Payable to Related Party under Acquisition Credit Facility

On August 24, 2007, the Company entered into an agreement with JMC Venture Partners LLC (“JMC”), pursuant to which JMC agreed to provide Solomon with a line of credit, the aggregate principal amount of which may not exceed $15,000,000 that is to be used exclusively for acquisitions (the “Acquisition Credit Facility”). The line of credit is available through August 24, 2008. Any amounts loaned under the line of credit will accrue interest at a rate of 12% per annum, plus quarterly investment fees of 1% of the amounts then outstanding and monitoring fees of 2.5% of the amounts advanced under the line of credit. Upon execution of the line of credit agreement, the Company incurred a 2.5% commitment fee on the full amount of the line of credit. The monitoring fees and commitment fee are each payable in shares of common stock. The number of shares issued was calculated by dividing the dollar amount of the fee by the average closing price of a share of common stock for the 10 business days preceding the date of payment. The Company has agreed to register the shares for resale under the Securities Act of 1933, as amended, within 120 days. In the event of a default, the interest rate will increase to 18% per annum. Loans made under the line of credit will be conditioned upon the approval of the proposed acquisition by the lender's investment committee and will be subject to the lender's normal due diligence and will mature on the last day of the twelfth month after they are made. The loans will be made to acquisition subsidiaries and unconditionally guaranteed by Solomon. The line of credit is subject to ordinary documentation requirements for each closing. The lender, JMC, is an affiliate of Michael A. D'Amelio, a director and officer of Solomon.

As payment for the commitment fee on the full amount of the line of credit, The Company issued an aggregate of 974,026 shares of common stock to JMC on August 27, 2007.

On September 7, 2007, the Company issued an aggregate of 284,638 shares of common stock to JMC in payment of the monitoring fee and perfection fee pertaining to the loan made by JMC under the Acquisition Credit Facility in connection with the September 5, 2007 acquisition of Deltron, Inc.

At March 31, 2008, Deltron, LLC had a note payable of $2,750,000 to JMC used to finance acquisition of Deltron Inc. (Note 4). The note bears interest at 12% per annum plus a quarterly investment fee of 1%. Interest expense amounted to $164,689 for the three months ended March 31, 2008. The note matures on September 5, 2008, is collateralized by substantially all assets of Deltron, LLC and its subsidiary Delinc, and guaranteed by Solomon. The loan agreement also contains certain financial covenants.

Revolving Note Payable to Bank

Pursuant to Technipower LLC’s revolving note payable (the “Note”) with a bank, Technipower LLC can borrow up to $1,500,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. The Note bears interest at the prime rate (5.25% at March 31, 2008), requires no principal amortization, and has a maturity date of June 1, 2008. Amounts outstanding under the Note were $1,180,000 March 31, 2008 with an additional availability of $60,367. Interest expense for the Note was $17,410 and $20,943 for the three months ended March 31, 2008 and 2007, respectively.

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

On October 12, 2007, the Company converted the balance of the January 2007 Promissory Note of $182,000 plus unpaid interest of approximately $16,000 and approximately $330,000 of trade accounts payable to a new promissory note payable (the “October 2007 Promissory Note”) with an original principal of $564,566. The original principal also includes an additional 7% of the above amounts as an inducement. The note bears interest at 12% and is payable on September 7, 2008 unless an event occurs which requires a Mandatory Prepayment as described in the October 2007 Promissory Note. Subject to certain restrictions, any of the unpaid principal and interest may be converted to shares of common stock at a conversion price of $0.35 per common stock share, at any time. The principal balance outstanding under the October 2007 Promissory note and the January 2007 Promissory Note were $564,566 and $182,000 at March 31, 2008 and 2007, respectively and the Company incurred interest expenses of $16,891 and $221,773 for the three months then ended, respectively.

January 2007 Debentures

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

Initially, the January 2007 Debentures were convertible at any time at the option of the holder into shares of common stock at $2.00 per share, subject to adjustment for stock splits, stock dividends, and the like. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” the intrinsic value of the imbedded conversion feature within the Debentures, which was determined by the Company to be approximately $2,778,229, was recorded as an additional discount to the debt. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the debt discount was amortized over the term of the Debentures. Additionally, as a part of the sale of the January 2007 Debentures, the Company issued common stock purchase warrants (the January 2007 Warrants) to the purchasers of the January 2007 Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these January 2007 Warrants on their date of grant, which was determined to be approximately $2,571,771 was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount was amortized to interest expense over the term of the underlying debt. The fair value of the January 2007 Warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.78%, no dividends, expected volatility of approximately 179% and an expected warrant life of approximately 3 years.

On August 24, 2007, the Company entered into an Amendment Agreement to amend certain terms of the January 2007 Debentures, including conversion price and exercise price of the January Warrants, and to extend the maturity date until April 17, 2009. As a result of the amendment, the Company determined that a debt extinguishment had occurred in accordance with guidance in FASB’s Emerging Issues Task Force (“EITF”) Abstract, Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19). In August 2007, the debt extinguishment was calculated by comparing the carrying value of the January 2007 Debentures to the carrying value of the amended January 2007 Debentures. The Company recognized a loss on debt extinguishment of approximately $2.5 million, which includes the value of the modified January Warrants of $97,000, the unamortized part of the debt issuance costs of $246,000, the unamortized part of the beneficial conversion feature and the modified January Warrants of $1,348,000, the intrinsic value of the modified imbedded conversion feature $646,000 and liquidated damages of $161,000, and recorded the modified debt at the fair value of approximately $5.2 million.

Prior to its amendment, the January 2007 Debentures and related accrued interest in the amount of $1,023,816 and $71,333, respectively were redeemed with registered common stock. Upon redemption the Company recorded additional interest expense in the amount of approximately $429,000 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued. In connection with the amended January 2007 Debentures, accrued interest of $32,100, as well as liquidated damages in the amount of $160,500, were added to the principal balance of the amended January 2007 Debentures.

As part of the Amendment, the Company reduced conversion price of the January 2007 Debenture from $2.00 per share to $0.35 per share. In accordance with EITF 98-5 the intrinsic value of the imbedded conversion feature within the amended January 2007 Debentures, which was determined by the Company to be approximately $646,000 was recorded as a discount to the fair value of the amended January 2007 Debentures and was included in the loss on debt extinguishment. In November 2007, $35,000 of the principal balance was converted into 100,000 shares of common stock based on the $0.35 per share conversion price.

Also, as a part of the modification of the January 2007 Debentures, the exercise price of the January Warrants has been reduced to $0.35 per share (the Amended Warrants). On August 24, 2007, the fair value of the Amended Warrants was determined to be approximately $97,000 using the Black-Scholes option pricing model and has been recorded as an additional fee and included in the loss on extinguishment of debt. The Company determined the fair value of the warrants using a risk-free interest rate of 4.31%, no dividends, expected volatility of approximately 183% and an expected warrant life of approximately 3 years, respectively. The Amended Warrant exercise price is subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any common stock, or other security convertible into common stock, for a per share price less than the exercise price then in effect, the exercise price of the Amended Warrants with respect to shares of common stock will be reduced to equal such lower price and the number of shares of common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price for common stock will not apply to certain exempt issuances, as defined below. All of the Amended Warrants will expire January 17, 2012. 100,000 of the warrants issued in connection with the amended January 2007 Debentures were exercised in 2007.

In the event that the Company issues or grants any rights to purchase any of its common stock, or other securities convertible into its common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted amended January 2007 Debentures will be decreased to equal such lower price. The conversion price adjustment will not apply to certain exempt issuances (“exempt issuances”) including the issuance of (a) shares of Common Stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose by a majority of the non-employee members of the Board of Directors of the Company or a majority of the members of a committee of non-employee directors, (b) up to, in the aggregate, 250,000 shares of Common Stock or options (subject to reverse and forward stock splits and the like) during any 12 month period issued to the officers, directors or employees of the Company or its Subsidiaries and approved by a majority of the members of the Board of Directors of the Company, (c) up to, in the aggregate, $200,000 of Common Stock during any 6 month period approved by a majority of the members of the Board of Directors of the Company, (d) securities upon the exercise or exchange of or conversion of any Securities issued hereunder and/or other securities exercisable or exchangeable for or convertible into shares of Common Stock issued and outstanding on the date of the amendment of January 2007 Debentures, (e) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, (f) up to 160,000 shares of Common Stock to be issued to Ardour Capital Investments LLC or its designees in partial consideration for its services to the Company in connection with the amended January 2007 Debentures, (g) up to $375,000 of Common Stock to be issued to JMC or its assigns as a commitment fee for a $15 million acquisition line of credit to be entered into between the Company and JMC and an additional $100,000 of Common Stock per quarter to be issued to JMC as a monitoring fee, which shares shall be issued for an effective per share price of at least the fair market value of the Common Stock on the date of issuance of the applicable share as determined by the Company's board of directors in good faith.

Prior to maturity, the amended January 2007 Debentures will bear interest at the higher of (i) 8% per annum or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at the Company’s option, in shares of common stock. During the three month ended March 31, 2008, the Company incurred interest expense at 8% rate. The Company’s ability to pay interest with shares of common stock will be subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the common stock. All overdue and accrued interest will accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default under the amended January 2007 Debentures and for so long as the event of default is continuing, the amended January 2007 Debentures will bear default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law.

Under the terms of January 2007 Debentures, beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion of the amended January 2007 Debentures or January 1, 2008, and on the first day of each month thereafter, the Company is required to redeem 1/16th of the outstanding principal balance in cash or, at the Company’s options, with shares of common stock. The redemption in shares of common stock will be subject to certain conditions, including the existence of an effective registration statement, unless waived. Any common stock issued in connection with this redemption will be valued at 82.5% of the average of the daily volume weighted average price for the 10 trading days prior to the redemption.

The Company’s obligations under the amended January 2007 Debentures are secured by a security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated as of January 17, 2007 between the Company and the purchasers of the amended January 2007 Debentures. The Company has agreed that in the event that it forms any new subsidiaries and moves assets to those subsidiaries, those subsidiaries will become guarantors of the amended January 2007 Debentures.

At December 31, 2007 the Company was in default of the amended January 2007 Debentures and the August Debentures for failure to make the redemption payments and to make effective a registration statement required with respect to those debentures. In the first quarter of 2008, all debenture holders waived the Company’s redemption defaults, requirements for filling and effectiveness of registration statement as well as certain provisions of the registration rights agreements and certain equity conditions governing the Company’s right to use shares of common stock rather than cash to make monthly redemptions.

During the three months ended March 31, 2008, the Company redeemed $1,553,820 of the January 2007 Debentures plus the related accrued interest through the issuance of common stock shares and recorded the difference between fair value of shares issued and principal amount of January 2007 Debentures and related accrued interest as additional interest expense (Note 7). As of March 31, 2008 and 2007 the outstanding principal of the January 2007 Debentures amounted to $2,929,964 and $5,350,000, respectively. The Company intends to redeem the amended January 2007 Debentures prior to their maturity and therefore they are classified as current liabilities. Interest expense on the Company’s amended January 2007 Debentures and August 2007 Debentures amounted to $498,291 and $1,726,768 for the three months ended March 31, 2008 and 2007, respectively.

August 2007 Debentures

On August 30, 2007, the Company sold an aggregate of $500,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “August 2007 Debentures”) due April 17, 2009, under the same terms and conditions as the amended January 2007 Debentures. Additionally, the Company issued common stock purchase warrants to the purchasers of the August 2007 Debentures giving them the right to purchase up to an aggregate of 1,000,000 shares of common stock at exercise price of $0.35 per share. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $174,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the underlying debt. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.30%, no dividends, expected volatility of approximately 184% and an expected warrant life of approximately 3 years. As of March 31, 2008, the unamortized discount relating to the warrants on the August 2007 Debentures amounted to $67,747.

The August 2007 Debentures are convertible at any time at the option of the holder into shares of common stock at $0.35 per share, subject to adjustment for stock splits, stock dividends, and the like, and subject to the terms and provisions of the amended January 2007 Debentures. In accordance with EITF 98-5 the intrinsic value of the imbedded conversion feature within the August 2007 Debentures, which was determined by the Company to be approximately $100,000, was recorded as a discount to the August 2007 Debentures and is amortized over the term of the August 2007 Debentures in accordance with EITF 00-27.

At December 31, 2007 the Company was in default of the amended January 2007 Debentures and the August Debentures for failure to make the redemption payments and to make effective a registration statement required with respect to those debentures. In the first quarter of 2008, all debentures holders waived the Company’s redemption defaults, requirements for filling and effectiveness of registration statement as well as certain provisions of the registration rights agreements and certain equity conditions governing the Company’s right to use shares of common stock rather than cash to make monthly redemptions.

During the three months ended March 31, 2008, the Company redeemed $93,750 of the August 2007 Debentures plus the related accrued interest through the issuance of common stock shares and recorded the difference between fair value of shares issued and principal amount of August 2007 Debentures and accrued interest as additional interest expense (Note 7). As of March 31, 2008 the outstanding principal of the August 2007 Debentures amounted to $406,250. The Company is intended to redeem the August 2007 Debentures prior to its maturity and therefore its classified as current liabilities.

Interest expense on the Company’s amended January 2007 Debentures and August 2007 Debentures amounted to $498,291 and $1,726,798 for the three months ended March 31, 2008 and 2007, respectively.

Modifications to the amended January 2007 Debentures and August 2007 Debentures

During the three months ended March 31, 2008, the Company had an early redemption of amended January 2007 Debenture with a face value of $343,132 issued 4,267,220 common shares to the holder, valued at $401,514 and recorded the difference as additional interest expense. The Company also agreed to accelerate redemption $370,000 of amended January 2007 Debentures to May 30, 2008.

Additionally, during the three months ended March 31, 2008 the Company agreed with two holders of both amended January 2007 Debentures and August 2007 Debentures and one holder of amended January 2007 Debentures to defer the monthly redemptions of $179,061 for January 2008 and March of 2008 until May and June of 2009, respectively. The Company granted an option to the holders to defer up to three additional monthly redemptions until July, August and September of 2009, respectively at the holders’ election. To induce each of the holder to enter into the Agreement, the Company issued an aggregate of 350,000 restricted shares of the Company’s common stock (see Note 7). The Company has accounted for this transaction as a debt modification and has recorded the fair value of the inducement shares of $35,000 as additional interest expense.

NOTE 9 - PATENT LITIGATION

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

On April 11 2008, oral arguments in the Company’s appeal of the decision by the ITC were heard at the Court of Appeals for the Federal Circuit in Washington D.C. On May 7, 2008, the Court of Appeals for the Federal Circuit in Washington, DC ruled in favor of Toyota Motor Corporation and certain of its affiliates on the Company’s appeal of the decision by the International Trade Commission alleging patent infringement by Toyota. The Company will review the Court’s decision in detail. The Company has made no determination as to further steps it may take in this case.

NOTE 10 - ACCRUED AND UNPAID PAYROLL TAXES

At March 31, 2008, the Company has accrued interest and penalties of $135,270 related to payroll taxes. This amount includes additional interest of approximately $80,000 charged to operations in the first three months of 2007. The interest and penalties were the subject of a delinquency proceeding with the U.S. Internal Revenue Service for tax years ending December 31, 2003 and prior. During the first quarter of 2007, the Company signed an agreement with the IRS to settle the outstanding interest and penalties. The agreement provides for the Company’s payment of the accrued interest and penalties in monthly installments of $10,000.

NOTE 11 - OTHER TRANSACTIONS WITH RELATED PARTIES

In 2008 and 2007, Bril Corporation provided bookkeeping services for $5,000 a month. Two principals of Bril Corporation are also directors and stockholders of the Company. Total expense for the three months ended March 31, 2008 and 2007 was $15,000 for each three-month period.

At March 31, 2008, other accrued expenses include $150,000 due to JMC. This amount was advanced by JMC to pay expenses of a potential acquisition which the Company has elected not to pursue.

NOTE 12 - SEGMENTS

The segments the Company operates are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which represents the business of Technipower LLC and Deltron LLC and specializes in the design, development and production of customer power systems, chassis and power supply products for defense related markets.

Segment financial information follows:

	THREE MONTHS ENDED
	March 31, 2008	March 31, 2007
Revenues:
Sales to unaffiliated customers:
Power Electronics	$2,437,610	$1,399,919
Motive Power	53,174	31,678
	$2,490,784	$1,431,597
Net Loss:
Power Electronics	$(19,041)	$48,800
Motive Power	(512,784)	(902,092)
Operating Loss	(531,825)	(853,292)
Interest expense	(855,045)	(2,193,940)
Other income (expense)	(35,798)	0
Net Loss	(1,422,668)	(3,047,232)
Preferred stock dividends	0	(1,413,031)
Loss applicable to common stockholders	$(1,422,668)	$(4,460,263)

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In connection with the Company’s acquisition of Deltron LLC in August 2007, the Company agreed to pay the sellers an earn-out payment equal to the excess of the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales, over $1,570,000. The earn-out payment cannot exceed $300,000. The fair value of assets acquired will be adjusted at the time the contingency is ultimately resolved. As of March 31, 2008, the earn-out has not been met and based on current projection, the Company does not expect that it will achieve the target and therefore no provision for earn-out has been made in these financial statements.

The number of common shares issuable upon conversion of the amended January 2007 Debentures and August 2007 Debentures vary with market price of the Company’s common stock. This condition requires to evaluate at each reporting period weather the Company has sufficient number of authorized and unissued shares available to settle its obligations after considering all other potential equity commitments that may require the issuance of stock. If the Company does not have sufficient number of authorized and unissued shares, the Company will be in default under the amended January 2007 Debentures and August 2007 Debentures.

Note 14 - SUBSEQUENT EVENTS

Through May 15, 2008, we redeemed the principal amount and accrued interest due to four of the amended January 2007 Debentures holders through the issuance of approximately 12,148,219 shares of common stock valued at $943,461. At March 31, 2008, the aggregate principal amount due to these debentures holders was approximately $692,000. The difference between the fair value of common stock and amount of debt redeemed was recorded as additional interest expense.

On May 2, 2008, the Company agreed to accelerate the maturity date from April 2009 to July 2008 of an amended January 2007 Debenture held by one debenture holder. The outstanding principal amount due to this debenture holder was approximately $253,000 at March 31, 2008.

In May 2008, January 2007 Debentures and August 2007 Debentures holders agreed to exercise all of their warrants at a reduced exercise price of $.001 per share from $0.35 per share. As an inducement to so exercise the warrants, we agreed to issue to each debenture holder one restricted share of common stock for each share acquired upon the warrant exercise. In addition, each warrant holder that continues to hold debentures agreed to fix permanently the conversion price of the debentures at $.35 per share (subject to customary adjustments resulting from stock dividends, stock splits and the like). As an inducement for this agreement, each such holder, who continues to hold debentures after July 1, 2008, will receive an additional one-half restricted share for each share received upon exercise of its warrants.

ITEM 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters ended March 31, 2008 and 2007 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

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

Our principal challenges in 2008 are the consolidation and growth of our Power Electronics Division, exploiting the synergies between our two divisions, generating revenue in our Motive Power Division and raising additional capital to implement our business plan. Without sufficient additional capital or and ultimately profitable operating results, we will not be able to continue as a going concern. See “Liquidity and Capital Resources”, below.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three months ended March 31, 2008 compared with three months ended March 31, 2007.

For the three months ended March 31, 2008 we generated revenues of $2,490,784 as compared to $1,431,597 for the three months ended March 31, 2007, an increase of $1,059,187. Cost of products sold for the three months ended March 31, 2008 was $1,516,397, generating a gross margin of $974,387. Cost of products sold for the three months ended March 31, 2007 was $779,287, generating a gross margin of $652,310. The increase in our revenues is attributable entirely to the results of our Power Electronics Division, which consists of Technipower LLC (acquired in August 2006), and Deltron Inc. (acquired in September 2007). We believe that with these addition, revenue levels will continue to equal or exceed those of previous quarters.

Research and Development costs were $392,257 for the three months ended March 31, 2008 as compared to $253,664 for the three months ended March 31, 2007. The increase was solely the result of continued R&D expenditures in our Power Electronics Division in the amount of $392,257.

Selling, general and administrative expenses were $1,000,447 for the three months ended March 31, 2008 as compared to $1,251,938 for the three months ended March 31, 2007, a decrease of $251,491 or 20%. This decrease was primarily due various corporate overhead and staffing reductions offset by the additional selling and administrative expenses incurred by the two businesses that comprise our Power Electronics Division.

We incurred interest expense of $855,045 for the three months ended March 31, 2008. Interest expense incurred for the three months ended March 31, 2007 was $2,193,940. The decrease of $1,338,895 in interest expense was primarily due to a decrease in accrued cash and non-cash interest charges related to the variable rate self-liquidating senior secured convertible debentures sold in January 2007.

The elements of interest expense including amortization of deferred costs for the quarters ended March 31, 2008 and 2007 were as follows:
	Three Months Ended March 31,
	2008	2007
Notes payable	$339,343	$365,539
Bank debt	17,410	20,943
Unpaid payroll taxes and penalties	-	80,690

Variable rate self-liquidating senior secured convertible debentures	498,292	1,726,768

Total interest expense	$855,045	$2,193,940

We reported a net loss for the three months ended March 31, 2008 of $1,422,668. Our net loss for the three months ended March 31, 2007 was $3,047,232. Loss applicable to common stockholders for the three months ended March 31, 2008 was $1,422,668. Loss applicable to common stockholders for the three months ended March 31, 2007 was $4,460,263, which reflected dividends of $1,413,031 relating to the redemption of the Series C preferred stock issued in August 2006.

Liquidity and Capital Resources

Our available cash balance at March 31, 2008 was $158,198. During the three months ended March 31, 2008, we used net cash of $323,451 for operations. This consisted of a net loss of $1,422,668 augmented by net non-cash charges of $686,320. Additionally, we used $3,922 of cash for investing activities. Financing activities provided net cash in the amount of $60,170 consisting primarily of borrowings under our revolving bank note payable.

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of March 31, 2008, we have negative working capital and a capital deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses. We expect to seek additional capital through the sale of debt and/or equity in 2008 in order to fund our operating and capital needs, although there can be no assurance that we will be successful. Our ability to continue is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results. With the addition of Deltron to Technipower in our Power Electronics Division, we believe our ability to achieve profitability has been enhanced.

Although Technipower has historically generated positive cash flow, we have not yet fully integrated Deltron Inc., acquired in September 2007, into Technipower operations. Accordingly, the prior experience of our Power Electronics Division, which consists of Technipower and Deltron, may be different in the future. The Motive Power Division has historically generated limited operating revenues. In order for us to market our existing products of both divisions successfully on a national and international level, we will be required to close public or private offerings of our equity or debt securities successfully. If we are unable to obtain necessary financing, we will expand our operations only as cash flow from operations allows.

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

•
On September 2007, we acquired the assets of Deltron, Inc for cash. The purchase price of $2,860,000 consisted of $1,508,000 in cash for Deltron’s assets, plus $600,000 in cash for the stock of Delinc, S.A., $495,000 in acquisition related costs, and the assumption of certain liabilities in the amount of approximately $327,000. We also agreed to pay the sellers an earn-out payment equal to the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales. The earn-out payment cannot exceed $300,000.

To fund the acquisition of Deltron, our subsidiary Del-Inc Acquisition LLC borrowed a total of $2,750,000 from JMC Venture Partners LLC (“JMC”) under an acquisition line of credit, discussed below. The loan was made pursuant to the terms of a Secured Promissory Note Loan Security and Pledge Agreement dated as of September 5, 2007, between Del-Inc and JMC and a related promissory note issued by Del-Inc to JMC on September 5, 2007. We guaranteed the loan fully and unconditionally pursuant to a Guaranty Agreement with JMC dated September 5, 2007. The loan matures on September 5, 2008. Our default under this note in the first quarter of 2008 for non-payment of interest and failure to comply with certain financial and negative debt covenants has been waived by the note holder.

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

Variable Rate Debentures. On January 22, 2007, we sold $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures due March 17 2008. We used $3,350,000 of the net proceeds of the debentures to redeem approximately 2,873,492 shares of our Series C preferred stock issued to acquire Technipower LLC, $768,250 of the net proceeds to pay down a promissory note and other obligations and retained approximately $1,018,000 of the net proceeds as working capital.

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

In the first quarter of 2008, all of the holders of the debentures waived our failures to redeem the debentures in accordance with their terms. They also waived certain provisions of the registration rights agreement as well as several of the equity conditions that govern our right to use shares of our common stock rather than cash to make monthly debenture reredemptions. Despite these waivers, it is still possible that, with respect to some debenture holders, we will not be able to redeem their debentures in the future with our common stock. Not all of the terms of the waivers by the debenture holders were identical. We issued a total of 432,533 shares of our common stock to induce the debentures holders to enter into waiver and amendment agreements.

In February 2008, we redeemed the entire principal amount and accrued interest of two of the debenture holders and accelerated the maturity date of a third holder’s debenture to June 2008 from April 2009. We also agreed with three debenture holders to allow them to defer monthly redemptions of their debentures until after the original maturity date. As of May 2008, each of these three holders had deferred three monthly redemptions, until May, June and July, 2009, respectively.

In the second quarter of 2008, we redeemed the entire principal amount and accrued interest of four of the debenture holders and accelerated the maturity date of a fifth holder’s debenture to July 2008 from April 2009.

As of May 15, 2008, there are four holders of debentures which have an aggregate outstanding principal amount of $2,439,071.

In the first quarter of 2008, we issued a total of 18,537,895 shares of our common stock in redemption of $1,647,569 in principal amount of debentures, plus accrued interest. The shares issued included the full redemption of the debentures of two holders and the accelerated redemption of the debenture of one holder. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Between April 1 and May 15, 2008, we have issued a total of 17,837,110 shares of our common stock in redemption of $897,143 in principal amount of debentures, plus accrued interest. The shares issued included the full redemption of the debentures of three holders and the accelerated redemption of the debenture of one other holder. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Our obligations under the debentures are secured by a security interest in substantially all of our assets pursuant to a security agreements dated January 17, 2007 and August 30, 2007, between us and the purchasers of the debentures. In the event that we form any new subsidiaries and move assets to those subsidiaries, those subsidiaries will become guarantors of the debentures.

As a part of the sale of the debentures, we issued common stock purchase warrants to the purchasers of the debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of our common stock at an initial exercise price of $2.00 per share. In August 2007, the warrant exercise price was reduced to $.35 in connection with the issuance of $500,000 of additional debentures, at which time we also issued an additional 1,000,000 warrants, also exercisable at $.35 per share. Subsequently, one holder exercised 100,000 warrants.

In May 2008, each warrant holder agreed upon receipt from us of written notice to exercise all of its warrants at a reduced exercise price of $.001 per share. As an inducement to so exercise the warrants, we agreed to issue to each warrant holder one restricted share of common stock for each share acquired upon the warrant exercise. In addition, each warrant holder that continues to hold debentures after July 1, 2008 agreed to fix permanently the conversion price of the debentures at $.35 per share (subject to customary adjustments resulting from stock dividends, stock splits and the like). As an inducement for this agreement, each such holder received one-half restricted share for each share received upon exercise of its warrants.

Pursuant to these agreements, we will issue 6,806,250 shares of our common stock, 3,900,000 shares of which will be restricted under Rule 144. We expect to issue these shares before June 1, 2008.

Other Financing. Since March 2005, we have entered into various loan transactions with third parties as well as affiliates pursuant to which we raised capital to refinance debt, redeem preferred stock and provide working capital. We borrowed $1,877,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006. The current balance of these loans, the repayment of which has been extended until September 2008, including accrued interest through May 15, 2008, is $2,272,734. These notes are secured by liens on all of our tangible and intangible assets.

In November, 2006, we converted $526,149 of trade accounts payable to Davis & Gilbert LLP (“D&G”), our outside counsel, to a promissory note payable in the same amount. This note and accrued and unpaid interest at 12% was payable the earlier of our receipt of any proceeds from litigation, receipts from an equity financing of at least $5 million or March 31, 2007. To induce D&G to accept our note, we issued a warrant to purchase 200,000 shares of our common stock at $1.73 a share. The exercise price was adjusted on May 14, 2007 to $1.00, when we registered the underlying shares for resale in accordance with the provisions of the warrants. We repaid substantially all of this note in 2007 with proceeds from the sale of our debentures in January 2007, described above.

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

On October 12, 2007, we converted the $182,000 balance of the 2007 note plus unpaid interest of approximately $16,000 and approximately $330,000 of additional trade accounts payable to a new promissory note payable to D&G with an original principal balance of $564,566, which included 7% additional principal as an inducement. This note bears interest at 12% and is payable on September 7, 2008 unless we receive at any earlier date any proceeds from litigation or from an equity financing of at least $3 million. Subject to certain restrictions, D&G may convert any of the unpaid principal and interest at any time to shares of our common stock at a conversion price of $0.35 per share. The principal balance outstanding under this note was $564,566 on May 15, 2008.

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

Funding of Toyota Litigation. In November 2005, we entered into an agreement with Oliver Street Finance LLC in which Oliver Street agreed to provide funding to us to prosecute our litigation against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Oliver Street is owned by Michael D’Amelio, one of our directors. Oliver Street agreed to pay all legal fees and out-of pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, P.C., in connection with the litigation and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. We are paying, however, the fees incurred by us for legal counsel in connection with our appeal of the ITC’s adverse decision to the Court of Appeals for the Federal Circuit. See Part II, Item 1, “Legal Proceedings.”

Continuing Dilution. We are required to redeem a pro rata portion of the debentures each month until their maturity in 2009. We have been unable to redeem any debentures in cash, and we continue to issue a significant amount of our common stock to redeem the debentures. Because the price of our common stock has declined substantially since January 1, 2008, and because the number of shares issuable for monthly redemptions increases as our stock price declines, and because we have agreed to issue our common stock at a 17.5% discount to market over a rolling ten day period in redemption of the debentures, we have been required to issue a substantial number of shares each month to redeem the applicable portion of the debentures. Since January 1, 2008, we have issued in excess of 37 million shares of common stock to redeem $2,544,713 in principal amount of the debentures, plus interest, and the outstanding balance of the debentures on May 15, 2008 was $2,439,071.Accordingly, our stockholders have experienced substantial dilution to date in connection with these redemptions, and it is probable that they will experience substantial continuing dilution until the debentures after been fully redeemed.

We are asking our stockholders at our Annual Meeting on May 22, 2008 to approve the authorization of additional shares of common stock partly to accommodate this projected need.

ITEM 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, is accumulated and communicated to management in a timely manner. Our Acting Principal Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is not operating effectively to ensure appropriate disclosure. This conclusion was based on the following:

Our Acting Principal Executive Officer and Chief Financial Officer, together with the Chairman of our Audit Committee, conducted evaluations of our systems of internal control over financial reporting and disclosure control for the year ended December 31, 2007 and concluded at that time that our system of internal controls was not operating effectively primarily because we did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act. We also did not maintain effective controls over the presentation of our consolidated financial statements and related disclosures as they related to the accounting for goodwill and general disclosures under GAAP.

There were no significant changes in our internal control over financial reporting between the aforementioned evaluation and the end of the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Under the direction of our Acting Principal Executive Officer and Chairman of the Audit Committee together with an outside consulting firm, we continue to develop a plan to remediate these weaknesses, which is likely to include additional employees who are trained in the preparation of financial statements in accordance with GAAP and who can supplement the experience of our current personnel that is necessary to ensure that we have in place appropriate internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

On September 19, 2007, we filed an appeal of the ITC’s decision with the Court of Appeals for the Federal Circuit (“CAFC”) which heard oral arguments on April 11, 2008. In May 2008, the CAFC generally affirmed the ITC’s decision. We are currently reviewing with counsel as to further steps that we may take in this case. Until we complete this review, our patent infringement action brought in the United States District Court in Florida is stayed.

We do not believe there are any pending or threatened legal proceedings against us that, if adversely determined, would have a material adverse effect on us.

Item 1A. Risk Factors.

There have been no material changes in our risk factors since the filing of our annual report for the year ended December 31, 2007 on Form 10-KSB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description

3.10	Certificate of Elimination of Series C Preferred Stock. (1)
10.1	Securities Purchase Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)
10.2	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures. (2)
10.3	Registration Rights Agreement, dated as of January 17, 2007, among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)
10.4	Form of Common Stock Warrant. (2)
10.5	Security Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)
10.6	Redemption and Conversion Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and the holders of Series C preferred stock. (2)
10.7	Employment Agreement, dated as of January 27, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt. (3)
10.8	Option Agreements, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt.(3)
10.9	Stock Restriction Agreement, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt. (3)
10.10	Incentive Compensation Agreement dated May 1, 2007 by and between Solomon Technologies, Inc. and Peter W. DeVecchis, Jr.(4)
10.11	Employment Agreement, dated as of May 31, 2007, by and between Solomon Technologies, Inc. and Jack Worthen. (4)
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

10.32	Amendment Agreement by and among Solomon Technologies, Inc. dated as of October 25, 2007 and each debenture purchaser identified on the signature pages thereto. (6)
10.33	Amendment Agreement dated August 17, 2007 to Securities Purchase Agreement dated August 16, 2006 among Solomon Technologies, Inc. and each purchaser identified on the signature page thereto. (6)
10.34	Audited Financial Statements of Deltron Inc. as of and for the years ended December 31, 2006 and 2005 (7)
10.35	Unaudited Interim Financial Statements of Deltron Inc. as of and for the six months ended June 30, 2007 and 2006 (7)
10.36	Unaudited Pro Forma Condensed Combined Financial Statements of Solomon Technologies, Inc. and Deltron, Inc. (7)
10.37	Agreement and Mutual Release between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (8)
10.38	Gary G. Brandt 2008 Consulting Agreement and Plan between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (8)
10.39	2008 Employment Agreement and Plan between Gary M. Laskowski and Solomon Technologies, Inc. dated January 15, 2008 (8)
10.40	2008 Employment Agreement and Plan between Michael A. D’Amelio and Solomon Technologies, Inc. dated January 15, 2008 (8)
10.41	Waiver Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated January 2008 (8)
10.42	Waiver Agreement between Double U Master Fund, LP and Solomon Technologies, Inc. dated January 2008 (8)
10.43	Waiver Agreement between Cornix Management, LLC and Solomon Technologies, Inc. dated January 2008 (8)
10.44	Waiver Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated January 2008 (8)
10.45	Waiver Agreement between Nite Capital LP and Solomon Technologies, Inc. dated January 2008 (8)
10.46	Waiver Agreement between Rockmore Investment Master Fund Ltd. and Solomon Technologies, Inc. dated January 2008 (8)
10.47	Waiver and Amendment Agreement between Bridgepoint Master Fund Ltd. and Solomon Technologies, Inc. dated February 4, 2008 (8)
10.48	Amendment Agreement between Harborview Master Fund LP as successor-in-interest to Nite Capital LP and Solomon Technologies, Inc. dated February 29, 2008 (8)
10.49	Amendment Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated March 3, 2008 (8)
10.50	Second Amendment Agreement by and among Truk Opportunity Fund, LLC, Truk International Fund, LP and Shelter Island Opportunity Fund, Ltd. and Solomon Technologies, Inc. dated March 27, 2008 (8)
10.51	Amendment and Waiver Agreement between Iroquois Master Fund, Ltd. and Solomon Technologies, Inc. dated February 5, 2008 (8)
10.52	Amendment Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated April 15, 2008 (9)
10.53	Warrant Exercise Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated April 15, 2008 (9)
10.54	Amendment Agreement between Iroquois Master Fund, Ltd and Solomon Technologies, Inc. dated April 15, 2008 (9)
10.55	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Shelter Island Opportunity Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.56	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Truk Opportunity Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.57	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Truk International Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.58	Amendment Agreement between Cornix Management LLC and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.59	Amendment Agreement between Double U Master Fund, LP and Solomon Technologies, Inc. dated May 2, 2008 (9)

10.60	Amendment Agreement between Rockmore Investment Master Fund Ltd and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.61	Warrant Exercise Agreements between Fort Mason Partners, L.P. and Fort Mason Master, L.P. and Solomon Technologies, Inc. May 2, 2008 (9)
10.62	Warrant Exercise Agreement between Harborview Master Fund LP. and Solomon Technologies, Inc. May 2, 2008 (9)
10.63	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between BridgePointe Master Fund Ltd. and Solomon Technologies, Inc. dated May 13, 2008 (9)
10.64	Professional Services Agreement between Bryan Delano and Solomon Technologies, Inc. dated May 15, 2008 (9)
10.65	Professional Services Agreement between Patrick Rowland and Solomon Technologies, Inc. dated May 15, 2008 (9)
10.66	Professional Services Agreement between John Iacobelli and Solomon Technologies, Inc. dated May 15, 2008 (9)
10.67	Supplemental Employment Agreement between and Peter W. DeVecchis, Jr. and Solomon Technologies, Inc. dated May 19, 2008 (9)
10.68	Consulting Project: Strategic and Marketing Analysis of Deltron and Technipower subsidiaries of Solomon Technologies, Inc. by Thomas Kell dated March 24, 2008 (9)
16.1	Letter from UHY LLP to the Securities and Exchange Commission dated May 31, 2007 (5)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K filed on January 18, 2007.
(3)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.
(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB dated August 20, 2007.
(5)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-146424, filed on October 1, 2007.
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB dated November 15, 2007.
(7)	Incorporated by reference from the Current Report on Form 8-K/A filed on November 19, 2007.
(8)	Incorporated by reference from the Annual Report on Form 10-KSB filed April 15, 2008.
(9)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2008

SOLOMON TECHNOLOGIES, INC.

By:	/s/ Gary M. Laskowski
Gary M. Laskowski Acting Principal Executive Officer (principal executive officer)

By:	/s/ Samuel F. Occhipinti
Samuel F. Occhipinti Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10.52	Amendment Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated April 15, 2008
10.53	Warrant Exercise Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated April 15, 2008
10.54	Amendment Agreement between Iroquois Master Fund, Ltd and Solomon Technologies, Inc. dated April 15, 2008
10.55	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Shelter Island Opportunity Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008
10.56	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Truk Opportunity Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008
10.57	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Truk International Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008
10.58	Amendment Agreement between Cornix Management LLC and Solomon Technologies, Inc. dated May 2, 2008
10.59	Amendment Agreement between Double U Master Fund, LP and Solomon Technologies, Inc. dated May 2, 2008
10.60	Amendment Agreement between Rockmore Investment Master Fund Ltd and Solomon Technologies, Inc. dated May 2, 2008
10.61	Warrant Exercise Agreements between Fort Mason Partners, L.P. and Fort Mason Master, L.P. and Solomon Technologies, Inc. May 2, 2008
10.62	Warrant Exercise Agreement between Harborview Master Fund LP. and Solomon Technologies, Inc. May 2, 2008
10.63	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between BridgePointe Master Fund Ltd. and Solomon Technologies, Inc. dated May 13, 2008
10.64	Professional Services Agreement between Bryan Delano and Solomon Technologies, Inc. dated May 15, 2008
10.65	Professional Services Agreement between Patrick Rowland and Solomon Technologies, Inc. dated May 15, 2008
10.66	Professional Services Agreement between John Iacobelli and Solomon Technologies, Inc. dated May 15, 2008
10.67	Supplemental Employment Agreement between and Peter W. DeVecchis, Jr. and Solomon Technologies, Inc. dated May 19, 2008
10.68	Consulting Project: Strategic and Marketing Analysis of Deltron and Technipower subsidiaries of Solomon Technologies, Inc. by Thomas Kell dated March 24, 2008
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002