Form 10-Q
period 2008-06-30
SOLOMON TECHNOLOGIES INC
filed 2008-08-14
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 Par Value, 135,082,207 shares outstanding at August 8, 2008

Introductory Comment

Throughout this Quarterly Report on Form 10-Q as amended, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiaries, Technipower LLC, Deltron Inc. and Town Creek Industries, Inc.

i

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Solomon Technologies, Inc.
Condensed Consolidated Balance Sheets
(Note 7)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash	$1,425,919	$425,401
Accounts receivable, net of allowance for doubtful accounts of $2,200	1,237,079	1,435,754
Inventories, net	1,816,820	1,962,817
Due from related parties	112,130	54,041
Prepaid expenses and other current assets	229,379	134,933
Total current assets	4,821,327	4,012,946

Noncurrent assets
Property and equipment, net	1,650,042	1,712,618
Goodwill	1,625,576	1,625,576
Intangible assets, net	1,468,181	1,717,011
Deferred debt costs, net	147,500	453,225
Other assets	-	-
	4,891,299	5,508,430

	$9,712,626	$9,521,376

Liabilities and Capital Deficiency
Current liabilities
Revolving note payable to bank	$1,200,000	$1,100,000
Accounts payable	1,532,807	1,402,546
Accrued compensation (including $1,935,998 and $2,137,851 past due)	2,185,469	2,442,150
Other accrued expenses	1,632,338	1,304,203
Notes payable (including $204,420 and $0 past due)	768,986	564,566
Notes payable to related parties (including $2,875,000 and $125,000 past due)	4,706,931	4,706,931
Convertible debentures payable, (net of debt discount of $833,954 and $168,506)	2,343,693	4,815,278
Total current liabilities	14,370,224	16,335,674

Capital Deficiency
Preferred stock, par value $0.001 per share;
authorized 20,000,000 shares; 7,450,000 shares
available; 2,400 shares designated as series D convertible
preferred stock; 1,500 issued and outstanding	2	-
Common stock, par value $0.001 per
share; authorized 500,000,000 shares;
120,823,896 and 48,492,569 shares issued and outstanding	120,824	48,492
Additional paid-in capital	53,923,279	48,503,156
Accumulated deficit	(58,701,703)	(55,365,946)
Capital Deficiency	(4,657,598)	(6,814,298)

	$9,712,626	$9,521,376

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$2,554,642	$1,638,413	$5,045,426	$3,070,010

Cost of goods sold	1,706,014	836,658	3,222,411	1,615,945

Gross profit	848,628	801,755	1,823,015	1,454,065

Operating expenses:
Selling, general and administrative	1,112,934	1,294,800	2,226,889	2,546,738
Research and development	306,160	305,462	698,417	559,126
	1,419,094	1,600,262	2,925,306	3,105,864
-
Operating loss	(570,466)	(798,507)	(1,102,291)	(1,651,799)

Other expenses
Interest expense	(1,342,466)	(2,682,060)	(2,197,511)	(4,876,000)
Other income (expenses)	(157)	18,684	(35,955)	18,684
	(1,342,623)	(2,663,376)	(2,233,466)	(4,857,316)

Net loss	(1,913,089)	(3,461,883)	(3,335,757)	(6,509,115)

Preferred stock dividends	-	-	-	(1,413,031)
Loss applicable to common
stockholders	$(1,913,089)	$(3,461,883)	$(3,335,757)	$(7,922,146)

Basic and diluted net loss per
common share	$(0.02)	$(0.09)	$(0.04)	$(0.22)

Weighted average common shares
outstanding - basic and diluted	94,396,119	37,271,366	75,115,942	36,368,537

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statement of Changes in Capital Deficiency

	Series D
	Convertible Preferred		Common		Additional
	Stock		Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2007	-	$0	48,492,569	$48,492	$48,503,156	($55,365,946)	($6,814,298)

Issuance of Series D convertible preferred stock	300				250,000		250,000
Issuance of Series D convertible preferred stock associated with
issuance of convertible debentures	1,200	2			489,737		489,739
Repricing of common stock warrants					28,288		28,288
Cashless exercise of common stock warrants			2,877,189	2,877	(2,877)		-
Common shares issued as inducement to exercise common stock warrants			2,906,250	2,906	98,813		101,719
Common shares issued as payment for convertible debt and interest			57,827,604	57,828	4,207,221		4,265,049
Common shares issued as incentive for debenture amendment and waivers			432,533	433	51,217		51,650
Common shares issued for fees and services			4,757,751	4,758	281,783		286,541
Common shares issued to employees and directors as compensation			3,600,000	3,600	442,302		445,902
Stock grants to employees			40,000	40	53,368		53,408
Forfeitures of stock grant to employee			(110,000)	(110)	(138,128)		(138,238)
Stock option grants and forfeitures					(341,601)		(341,601)
Net loss						(3,335,757)	(3,335,757)
Balance at June 30, 2008 (unaudited)	1,500	$2	120,823,896	$120,824	$53,923,279	$(58,701,703)	$(4,657,598)

See accompanying notes to condensed financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Operating activities

Net loss	$(3,335,757)	$(6,509,115)

Adjustments to reconcile net loss to cash used in operating activities

Common shares issued to employees and directors as compensation	361,072	524,426
Stock option grants	(341,601)	-
Common stock and warrants issued for services	286,541	157,115
Accretion and amortization of debt costs included in
interest expense	1,848,877	4,341,143
Loss on disposal of assets	-	1,226
Depreciation	77,888	21,177
Amortization	248,831	197,164
Change in operating assets and liabilities
Accounts receivable	198,675	75,885
Inventories	145,997	(6,568)
Prepaid expenses and other current assets	(94,443)	(80,869)
Accounts payable and accrued expenses	421,134	691,225
Net cash used in operating activities	(182,786)	(587,191)

Investing Activities
Purchase of equipment	(15,314)	(81,013)
Net cash used in investing activities	(15,314)	(81,013)

Financing Activities
Proceeds from revolving note payable	100,000	250,000
Proceeds from issuance of converible debentures	965,000	5,135,913
Repayments of notes payable	(15,000)	(566,150)
Proceeds from issuance of preferred stock	250,000	-
Redemption of preferred stock	-	(3,350,020)
Proceeds from Rule 16B	-	32,950
Repayments from related parties	-	31,860
Advances to related parties	(58,089)	-
Debt issuance costs	(43,293)	(220,621)
Repayment of capital lease obligations	-	(7,546)
Net cash provided by financing activities	1,198,618	1,306,386

Change in cash	1,000,518	638,182

Cash at beginning of period	425,401	97,777

Cash at end of period	$1,425,919	$735,959

Supplemental disclosure:
Cash paid for interest	$79,336	$136,072

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and has not generated cash from its operating activities for several years. For the six-months ended June 30, 2008, the Company had a net loss of $3,335,757 and used cash of $197,786 in operating activities. As of June 30, 2008, the Company has a working capital deficiency of $9,548,897. In addition, the Company is delinquent for the payment of payroll taxes (Note 9), a note payable of $125,000 to a related party (Note 7) ), a monthly redemption payment to a holder of its Variable Rate Self-Liquidating Senior Secured Convertible Debentures (Note 13) and compensation to certain employees. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to implement a plan to broaden its market and product base and exploit its intellectual property that it expects will generate cash flow from operations. As part of this plan, management intends to grow its business through licensing of its proprietary and patented technologies and through the acquisition of businesses that fit its strategy. Management is identifying licensing opportunities that leverage its existing or acquired knowledge and provide substantial positive current financial impact while it also aggressively pursues infringers of its existing patents. Management is also identifying acquisition targets that augment its existing intellectual property, marketing channels and human resources and provide strong cash flow. Additionally, management is actively seeking additional sources of capital and is currently in discussion with certain of its lenders regarding various note maturities. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying consolidated condensed balance sheet as of June 30, 2008 and the consolidated condensed statements of operations for the three and six month periods ended June 30, 2008 and 2007, cash flows for the six month periods ended June 30, 2008 and 2007 and changes in capital deficiency for the six month period ended June 30, 2008 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). The Consolidated Condensed Balance Sheet as of December 31, 2007 has been derived from audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2007 contained in the annual report on Form 10-KSB as filed with the SEC. Operating results for interim periods are not necessarily indicative of the results for the full year.

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

Stock-based Compensation

Commencing January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair values which are estimated on the date of grant using the Black-Scholes option-pricing model.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing asset and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company  adopted the  provisions  of Financial  Standards  Accounting  Board Interpretation  No. 48 "Accounting  for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"), effective January 1, 2007. The Company has not completed its evaluation of net operating loss carryforwards and the related full valuation allowance. Additionally the Company may be subject to Section 382 limitations of the Internal Revenue Code in connection with a change in ownership. The management of the Company believes these factors will not have a significant impact on the financial position of the Company. As the Federal income tax returns remain subject to normal review and adjustment for up to three years from the filing date, the Company's, 2004, 2005, 2006 and 2007 returns remain open and available to the Internal Revenue Service for the purpose of review and possible adjustment. Management believes that an audit or review of the prior years, would result in no material tax liability and therefore no income tax penalties or interest accruals have been recognized.

Loss per Share

Loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding. At June 30, 2008 and 2007, the following securities were not included in the computation of diluted net loss per share, on as converted / exercised basis as their effect would have been anti-dilutive:

	2008	2007
Options to purchase common stock	1,020,000	1805,000
Warrants to purchase common stock	386,000	2,392,000
Series D Convertible Preferred Stock	30,000,000	-
Convertible debentures (a)	9,079,000	2,675,000
Notes payable (convertible)	7,431,000	-

	47,916,000	6,872,000

The convertible debentures are reflected above at the conversion price of $0.35 per share under the terms of the debentures. The Company may make monthly redemptions in cash or shares of common stock at its option (Note 8). During the first and second quarters of 2008 the Company has made the required monthly redemptions in common stock shares.

(a)
Based on the June 30, 2008 market price of the Company’s common stock shares, the Company would need to issue approximately 186 million shares to redeem the entire outstanding principal balance of the convertible debentures at June 30, 2008. Subsequent to June 30, 2008, the Company has made additional redemptions by issuing shares of common stock (Note 13).

Recent Accounting Pronouncements Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair  Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which became effective January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company has not elected to fair value its financial assets and liabilities under SFAS No. 159 and therefore the adoption of this Statement did not have a material effect on the condensed consolidated financial statements.

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

Recent Accounting Pronouncements Issued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. Pursuant to the transition provisions of the Statement, the company will adopt SFAS No. 161 in fiscal year 2009 and will present the required disclosures in the prescribed format on a prospective basis. This Statement is not expected to have a material effect on the Consolidated Financial Statements.

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

NOTE 3 - STOCK BASED COMPENSATION

Stock Options

Stock-based compensation expense related to options to purchase the Company’s common shares granted to employees for the six month period ended June 30, 2008 and 2007 was ($341,601) and 459,266, respectively. Such compensation expense for the six months ended June 30, 2008 was affected by a forfeiture of 500,000 options granted to the Company’s former CEO (Note 6), which amounted to ($370,920).

A summary of the changes in stock options outstanding for the six months ended June 30, 2008 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2008	1,770,335	$1.43
Granted	-	-
Forfeited	(750,000)	1.95
Outstanding at June 30, 2008	1,020,335	$1.05

The intrinsic value of outstanding and exercisable options was $0 at June 30, 2008. Total compensation expense related to non-vested awards not yet recognized is $30,825 and the weighted average period over which it is expected to be recognized is 1.37 years. Management expects that all non-vested awards will vest.

The following table summarizes the Company's stock options at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Number	Life	Price	Number	Price
$.22 to $1.00	615,335	2.98	$.60	455,335	$0.73
$1.45 to $2.09	405,000	3.00	$1.74	405,000	$1.74
	1,020,335			860,335

Stock Warrants

 A summary of the changes in warrants outstanding for the six-months ended June 30, 2008 follows:

	Number of	Weighted Average Exercise
	Warrants	Price
Outstanding and exercisable at December 31, 2007	3,292,250	$0.50

Issued	-	-
Cashless exercise (Note 6)	(2,906,250)	0.001

Outstanding and exercisable at June 30, 2008	386,000	$1.67

As further discussed in Note 6, in May 2008, January 2007 Debentures and August 2007 Debentures holders agreed to exercise all of their warrants at a reduced exercise price of $.001 per share from $0.35 per share. As an inducement to so exercise the warrants, the Company agreed to issue to each debenture holder one restricted share of common stock for each share acquired upon the warrant exercise. In addition, each warrant holder that continues to hold debentures agreed to fix permanently the conversion price of the debentures at $.35 per share (subject to customary adjustments resulting from stock dividends, stock splits and the like). As an inducement for this agreement, each such holder, who continued to hold debentures after July 1, 2008, received 993,751 shares for which the Company recognized a liability and interest expense as of June 30, 2008.

Stock Grants

For the six months ended June 30, 2008 and 2007, the Company recognized (income) expenses related to grants of the Company’s common stock of ($84,830) and $65,160 respectively. Stock grants compensation expense for the six months ended June 30, 2008 was affected by forfeiture of 110,000 the Company’s restricted common shares granted in 2007 to a former CEO, which resulted in reduction of $138,238.

NOTE 4 - BUSINESS ACQUISITIONS

Deltron LLC

On September 5, 2007, the Company, through its wholly-owned subsidiary Deltron LLC (formerly known as Del-Inc Acquisition LLC) completed the acquisition of substantially all of the assets of Deltron Inc., a privately-held corporation based in North Wales, Pennsylvania, as well as the stock of its wholly-owned subsidiary, Corporacion Delinc, S.A. de C.V., a Reynosa, Tamaulipas, Mexico corporation (Deltron). The purchase price of $2,930,000 consisted of $1,508,000 in cash for Deltron’s assets, plus $600,000 in cash for the stock of Delinc, S.A., $495,000 in acquisition related costs, and the assumption of certain liabilities totaling approximately $327,000. Solomon also agreed to pay the sellers an earn-out payment equal to the excess of the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales, over $1,570,000. The earn-out payment cannot exceed $300,000 and is due 55 days following the one-year anniversary of the closing.

To fund the purchase price, Deltron LLC borrowed a total of $2,750,000 under a secured promissory note provided by an affiliate of Michael D’Amelio, a director of the Company and incurred approximately $219,000 in debt issuance costs. The Company issued 284,000 shares of common stock valued at $88,238 and the balance was paid in cash. The note bears interest at 12% annually, plus quarterly investment fees of 1% of the amounts then outstanding. The note matures on September 5, 2008 (Note 7).

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

The purchase accounting for this acquisition is summarized as follows:

	Amount	Estimated Useful Life
Net tangible assets	$2,682,620
Identifiable intangible assets:
Customer relationships	115,000	3 years
Trade name	75,000	3 years
Customer backlog	60,000	6 months
Due to seller (included in Other Accrued Expenses)	(2,620)
Total purchase price	$2,930,000

The results of operations of Deltron LLC have been included in the Company’s condensed consolidated financial statements from the date of acquisition.

The financial information in the table below summarizes the combined results of operations of the Company and Deltron LLC, on a pro forma basis, as though Deltron LLC had been acquired as of January 1, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net revenues	$2,857,365	$5,424,172

Net loss	$(3,972,788)	$(7,341,419)

Net loss applicable to common stockholders	$(3,972,788)	$(8,754,450)

Basic and diluted net loss per share	$(0.10)	$(0.23)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

NOTE 5 - INVENTORIES

Inventories at June 30, 2008 consist of the following:

Raw materials	$856,631
Work-in-process	705,247
Finished goods	254,942
$1,816,820

NOTE 6 - CAPITAL TRANSACTIONS

Common Stock

During the six months ended June 30, 2008, the Company issued an aggregate of 57,827,604 shares of common stock with an estimated fair value of $4,265,049 to the amended January 2007 Debentures and August 2007 Debentures holders (collectively “Debentures Holders”) (Note7) as redemption of principal and related accrued interest of $3,056,139 and $1,208,910, respectively. The Company recorded additional interest expense of approximately $871,000 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued. The shares issued for redemption include 27,653,322 shares which were issued as full redemption of outstanding principal and interest of certain amended January 2007 Debentures with an outstanding principal balance of $1,253,898 under agreements to accelerate the maturity of such debentures (Note 7).

During the six months ended June 30, 2008, the Company issued an aggregate of 82,533 shares of common stock with an estimated fair value of $16,650 to Debentures Holders to enter into agreements to waive the Company’s redemption defaults as well as certain provisions of the registration rights agreements and certain equity conditions covering the Company’s right to use shares of common stock rather than cash to make monthly redemptions. The Company also issued 350,000 shares of common stock with an estimated fair value of $35,000 to certain Debentures Holders to induce the holders to enter into an Amendment and Waiver Agreement. As more fully described in Note 7, the agreements modified various terms of the Debentures including the deferment of certain monthly redemptions.

In May 2008, January 2007 Debentures and August 2007 Debentures holders agreed to exercise all of their warrants at a reduced exercise price of $.001 per share from $0.35 per share. As an inducement to exercise the warrants, we agreed to issue to each debenture holder one restricted share of common stock for each share acquired upon the warrant exercise. In addition, each warrant holder that continues to hold debentures agreed to fix permanently the conversion price of the debentures at $.35 per share (subject to customary adjustments resulting from stock dividends, stock splits and the like). As an inducement for this agreement, each such holder, who continues to hold debentures after July 1, 2008, received an additional one-half restricted share for each share received upon exercise of its warrants.

The Company recorded a charge of $28,288, as interest expense, related to the change in the estimated fair value of the warrants due to the reduction in the exercise price of the warrants. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 3.36%, no dividends, expected volatility of approximately 176% and an expected warrant life of approximately 3 years. The warrant holders received an aggregate 2,877,189 shares of common stock in cashless exercise transactions for 2,906,250 warrants. In accordance with the terms of the agreements, the Company also issued 2,906,250 common stock shares with a fair value of $101,719 as an inducement to exercise the warrants. The value of these inducement shares has been recorded as interest expense.

During the six months ended June 30, 2008, the Company issued 4,757,751 shares of common stock, with a fair value of $286,541 at the time of issuance, for fees and services.

The Company issued an aggregate 3,640,000 shares of common stock with an estimated fair value of $499,310 to employees and directors during the six months ended June 30, 2008. Theses shares included 1,750,000 shares issued to two officers pursuant to employment agreements for current and past due compensation, 495,000 shares issued to directors as compensation for service on Board Committees, 290,000 of restricted shares and 180,000 unrestricted shares to the Company’s President, 300,000 restricted shares to the Company’s Chief Financial Officer, 500,000 to the Company’s former CEO (as discussed below) and 125,000 shares to a former employee in connection with his resignation.

Gary G. Brandt, the Company's Chief Executive Officer, resigned effective at the close of business on January 3, 2008. Mr. Brandt agreed to serve as a consultant to the Company until March 31, 2008. During the six months ended June 30, 2008 the Company issued to Mr. Brandt 167,000 shares of its common stock pursuant to the consulting agreement and 333,000 shares of its common stock to reimburse Mr. Brandt for expenses incurred on behalf of the Company. The 110,000 shares of restricted common stock previously issued to Mr. Brandt pursuant to his employment agreement were returned to the Company and cancelled and the Company reversed compensation expense of $138,238 during the six months ended June 30, 2008 that it previously recognized for this award. Additionally, 500,000 options to purchase the Company’s common stock were forfeited which resulted in reduction of expenses of ($370,920) (Note 3).

Preferred Stock

In June 2008, in connection with the sale of the June 2008 Debentures (Note 7), the Company issued 1,200 shares of its Series D 0% Convertible Preferred Stock $0.001 Par Value (Preferred Stock). Each share of Preferred Stock has a stated value of $1,000 and is convertible into shares of common stock at $0.05 per share based on the stated value with potential conversion price resets based on the daily volume weighted average price of the common stock for 20 consecutive trading days prior to the sixteenth, nineteenth and twenty-four month anniversaries of the original issue date. The shares of Preferred Stock are convertible by the holders at any time into shares of the Company’s common stock. On or after January 1, 2009, the Company may force the conversion of Preferred Stock into its common stock if the daily volume weighted average price of the common stock for any 20 consecutive trading days equals or exceeds $0.25 per share, subject to certain conditions. The Company may redeem outstanding shares of Preferred Stock by paying 110% its stated value. Shares of Preferred Stock do not have separate voting rights as a class (but do vote on an “as-converted” to common stock basis), do not pay a dividend and do not have a liquidation preference.

Also in June 2008, the Company issued 300 shares of its Preferred Stock to a purchaser that did not also purchase June 2008 Debentures. The aggregate purchase price for these shares was $250,000. These shares of Preferred Stock were otherwise issued on substantially the same terms and conditions of the Preferred Stock issued to the purchasers of the June 2008 Debentures.

NOTE 7 - DEBT

Notes Payable to Related Parties

On July 28, 2006, the Company borrowed $125,000 from an affiliate of Michael D’Amelio, a director of the Company and issued a promissory note in that amount. The note bears interest at a rate of 15% per annum and matured on August 28, 2006. The note is currently in default and carries a default interest rate of 18% per annum, which amounted to $5,609 and $7,993 for the three months and $ 11,219 and $15,986 for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and December 31, 2007, the outstanding loan balance was $125,000 and accrued interest of $32,813 and $21,594, respectively.

In 2006, the Company issued various notes for $1,712,085 to parties, related to the Company through its executives and common management. On December 31, 2006, the Company entered into an agreement with holders of these notes to extend their maturity dates until September 30, 2007. To induce the noteholders to so extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock at a rate of 10,000 shares for each $100,000 of note principal or cash equal to five percent of the principal amounts of the notes. Noteholders received 79,009 shares of common stock with a fair value of $179,363 and $48,100 in cash which were included in deferred debt costs and amortized to interest expense through September 30, 2007.

On September 28, 2007, the Company entered into an agreement with the noteholders pursuant to which the maturity date of the notes was extended to September 7, 2008. To induce the holders to so extend the notes, the Company agreed to compensate the noteholders by an amount equal to 7% of the principal balance of the notes or $119,846, which was capitalized to the principal amount of the notes and included in deferred debt costs which will be amortized to interest expense through September 7, 2008. The noteholders were also offered the opportunity to buy, for $100, the right (subject to certain restrictions) to convert their notes to common stock in the future at a conversion price of $0.35 per share of common stock. The notes are subject to further extension through April 17, 2009 based on the effective date of certain future registration statements related to the Company’s convertible debentures and accrual or payment of additional extension fees. The principal balance outstanding under the notes was $1,831,931 at June 30, 2008 and December 31, 2007, and the Company incurred interest expense of $54,807 and $51,220 for the three months and $109,615 and $ 101,881 for the six months ended June 30, 2008 and 2007, respectively.

Note Payable to Related Party under Acquisition Credit Facility

On August 24, 2007, the Company entered into an agreement with JMC Venture Partners LLC (“JMC”), an affiliate of Michael A. D'Amelio, a director and officer of Solomon, pursuant to which JMC agreed to provide the Company with a line of credit, the aggregate principal amount of which may not exceed $15,000,000 that is to be used exclusively for acquisitions (the “Acquisition Credit Facility”). The line of credit is available through August 24, 2008. Any amounts loaned under the line of credit will accrue interest at a rate of 12% per annum, plus quarterly investment fees of 1% of the amounts then outstanding and one-time monitoring fees of 2.5% of the amounts advanced under the line of credit. Upon execution of the line of credit agreement, the Company incurred a 2.5% commitment fee on the full amount of the line of credit. The monitoring fees and commitment fee are each payable in shares of common stock. The number of shares issued was calculated by dividing the dollar amount of the fee by the average closing price of a share of common stock for the 10 business days preceding the date of payment. The Company agreed to register the shares for resale under the Securities Act of 1933, as amended, but has not yet done so. In the event of a default, the interest rate will increase to 18% per annum. Loans made under the line of credit will be conditioned upon the approval of the proposed acquisition by the lender's investment committee and will be subject to the lender's normal due diligence and will mature on the last day of the twelfth month after they are made. The loans will be made to acquisition subsidiaries and unconditionally guaranteed by Solomon. The line of credit is subject to ordinary documentation requirements for each closing.

At June 30, 2008, Deltron, LLC had a note payable of $2,750,000 to JMC used to finance acquisition of Deltron Inc. (Note 4). The note bears interest at 12% per annum plus a quarterly investment fee of 1%. Interest expense amounted to $164,688 for the three months and $329,377 for the six months ended June 30, 2008. The note matures on September 5, 2008, is collateralized by substantially all assets of Deltron, LLC and its subsidiary Delinc, and guaranteed by Solomon. The loan agreement also contains certain financial covenants. JMC has waived defaults under this note through May 31, 2008 for certain covenants and through July 31, 2008 for certain other covenants. The Company is currently in discussion with JMC regarding the maturity of this note.

Revolving Note Payable to Bank

Pursuant to Technipower LLC’s revolving note payable with a bank, which was modifided in June, 2008, Technipower LLC can borrow up to $1,200,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. The note bears interest at the prime rate (5% at June 30, 2008), requires no principal amortization, and has a maturity date of August 30, 2008. The Company is currently in discussion with Citizens Bank regarding the maturity of this note. Amounts outstanding under the note were $1,200,000 at June 30, 2008 with no additional availability. Interest expense for the Note was $27,729 and $16,119 for the three months and $45,139 and $36,573 for the six months ended June 30, 2008 and 2007, respectively.

Substantially all of Technipower LLC’s assets have been pledged as collateral for the Note.

Notes Payable to Davis & Gilbert LLP

On November 17, 2006, the Company converted $526,149 of trade accounts payable to Davis & Gilbert LLP (“D&G”), the Company’s outside counsel, to a note payable (the “Note”). The Note and accrued and unpaid interest at 12% was payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $5 million, or March 31, 2007. To induce D&G to accept the note, the Company issued a warrant to purchase 200,000 shares of the its common stock at $1.73 a share. The exercise price was adjusted on May 14, 2007 to $1.00, when the underlying shares were registered for resale in accordance with the provisions of the warrants. The fair value of the warrant of $320,000 was initially recorded as deferred debt costs and was amortized over the Promissory Note’s term. The Company repaid substantially all of the Note in 2007 with proceeds from the January 22, 2007 debenture transaction described below.

On January 19, 2007, the Company converted approximately $163,000 of trade accounts payable and the remaining balance and unpaid interest on the Note to D & G to a new note payable (the “January 2007 Promissory Note”) with an original principal of $182,000. The January 2007 Note and accrued and unpaid interest at 12% is payable the earlier of the Company’s receipt of any proceeds from litigation, or receipts from an equity financing of at least $3 million, or September 30, 2007.

On October 12, 2007, the Company converted the balance of the January 2007 Note of $182,000 plus unpaid interest of approximately $16,000 and approximately $330,000 of additional trade accounts payable to a new note payable (the “October 2007 Note”) with an original principal of $564,566. The original principal also includes an additional 7% (approximately $36,000) of the above amounts as an inducement. The October 2007 Note bears interest at 12% and is payable on September 7, 2008 unless an event occurs which requires a mandatory prepayment as described in the October 2007 Note. Subject to certain restrictions, any of the unpaid principal and interest may be converted to shares of common stock at a conversion price of $0.35 per common stock share, at any time. The principal balance outstanding under the October 2007 Note was $564,566 at June 30, 2008 and December 31, 2007. The Company incurred interest expense of $16,891 and $5,445 for the three months and $ 33,782 and $227,218 for the six months ended June 30, 2008 and 2007, respectively.

Note Payable to UHY LLP

On April 16, 2008, the Company converted $219,420 of trade accounts payable to UHY LLP (“UHY”), the Company’s former auditors, to a promissory note payable (the “UHY Note”) with an original principal of $219,420. The principal balance of the UHY Note is payable as follows: $15,000 simultaneously with the execution of the note, twelve bi-weekly installments of $10,000 commencing May 23, 2008 and concluding on October 24, 2008 and a single final payment in the amount of $84,420 on October 10, 2008. No interest accrues on the principal balance unless an event of default occurs, in which case the principal balance will bear interest at 10% per annum from the date of default until a written waiver is obtained or the principal balance is paid in full. UHY may convert the unpaid principal amount at any time into shares of the Company’s common stock at a conversion price of $0.35 per share. The UHY Note also provides a 25% discount for prepayment in full prior to September 1, 2008.

The Company paid the initial $15,000 upon execution of the UHY Note but has not paid the subsequent bi-weekly installments. UHY, LLP has waived the default for the Company’s failure to make bi-weekly payments in through August 14, 2008.

At June 30, 2008, the principal balance outstanding was $204,420. Interest expense for the three months and six months ended June 30, 2008 was $2,128.

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

The January 2007 Debentures bears interest at the higher of (i) 8% per annum or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at the Company’s option, in shares of common stock. During the three and six months ended June 30, 2008 and 2007, the Company incurred interest expense at 8% . The Company’s ability to pay interest with shares of common stock is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the common stock. All overdue and accrued interest accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default and for so long as the event of default is continuing, the January 2007 Debentures bears default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law.

Initially, the January 2007 Debentures were convertible at any time at the option of the holder into shares of common stock at $2.00 per share, subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any of its common stock, or other securities convertible into its common stock, for an effective per share price less than the conversion price then in effect, the conversion price of all unconverted January 2007 Debentures will be decreased to equal such lower price. The foregoing adjustment to the conversion price does not apply to certain exempt issuances. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” the intrinsic value of the imbedded conversion feature within the January 2007 Debentures, which was determined by the Company to be approximately $2,778,229, was recorded as an additional discount to the debt. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the debt discount was amortized through the redemption date of the January 2007 Debentures. Additionally, as a part of the sale of the January 2007 Debentures, the Company issued common stock purchase warrants (the January 2007 Warrants) to the purchasers of the January 2007 Debentures giving them the right to purchase up to an aggregate of 2,006,250 shares of common stock at an exercise price of $2.00 per share. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these January 2007 Warrants on their date of grant, which was determined to be approximately $2,571,771 was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount was amortized to interest expense over the term of the January 2007 Debenture. The fair value of the January 2007 Warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.78%, no dividends, expected volatility of approximately 179% and an expected warrant life of approximately 3 years.

On August 24, 2007, the Company entered into an Amendment Agreement to amend certain terms of the January 2007 Debentures, including conversion price and exercise price of the January Warrants, and to extend the maturity date until April 17, 2009. As a result of the amendment, the Company determined that a debt extinguishment had occurred in accordance with guidance in FASB’s Emerging Issues Task Force (“EITF”) Abstract, Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (EITF 96-19) . In August 2007, the debt extinguishment was calculated by comparing the carrying value of the January 2007 Debentures to the carrying value of the amended January 2007 Debentures. The Company recognized a loss on debt extinguishment of approximately $2.5 million, which includes the value of the modified January Warrants of $97,000, the unamortized part of the debt issuance costs of $246,000, the unamortized part of the beneficial conversion feature and the modified January Warrants of $1,348,000, the intrinsic value of the modified imbedded conversion feature $646,000 and liquidated damages of $161,000, and recorded the modified debt at the fair value of approximately $5.2 million.

Prior to its amendment, the January 2007 Debentures and related accrued interest in the amount of $1,023,816 and $71,333, respectively were redeemed with shares of common stock. Upon redemption the Company recorded additional interest expense in the amount of approximately $429,000 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued. In connection with the amended January 2007 Debentures, accrued interest of $32,100, as well as liquidated damages in the amount of $160,500, were added to the principal balance of the amended January 2007 Debentures.

As part of the Amendment, the Company reduced the conversion price of the January 2007 Debenture from $2.00 per share to $0.35 per share. In accordance with EITF 98-5 the intrinsic value of the imbedded conversion feature within the amended January 2007 Debentures, which was determined by the Company to be approximately $646,000 was recorded as a discount to the fair value of the amended January 2007 Debentures and was included in the loss on debt extinguishment. In November 2007, $35,000 of the principal balance was converted into 100,000 shares of common stock based on the $0.35 per share conversion price.

Also, as a part of the modification of the January 2007 Debentures, the exercise price of the January Warrants was reduced to $0.35 per share (the Amended Warrants). On August 24, 2007, the fair value of the Amended Warrants was determined to be approximately $97,000 using the Black-Scholes option pricing model and has been recorded as an additional fee and included in the loss on extinguishment of debt. The Company determined the fair value of the warrants using a risk-free interest rate of 4.31%, no dividends, expected volatility of approximately 183% and an expected warrants life of approximately 3 years. The exercise price of the Amended Warrants is subject to adjustment for stock splits, stock dividends, and the like. In the event that the Company issues or grants any rights to purchase any common stock, or other security convertible into common stock, for a per share price less than the exercise price then in effect, the exercise price of the Amended Warrants with respect to shares of common stock will be reduced to equal such lower price and the number of shares of common stock for which the warrants may be exercised will be increased so that the total aggregate exercise price remains constant. The foregoing adjustment to the exercise price does not apply to certain exempt issuances. All of the Amended Warrants were to expire January 17, 2012. 100,000 of the warrants issued in connection with the amended January 2007 Debentures were exercised in 2007.

Under the terms of amended January 2007 Debentures, beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion or January 1, 2008, and on the first day of each month thereafter, the Company was required to redeem 1/16th of the outstanding principal balance in cash or, at the Company’s options, with shares of common stock. In June 2008, the required monthly redemption amount was amended to be 1/15 of the principal balance outstanding at July 1, 2008 (see below). The redemption in shares of common stock is subject to certain conditions, including the existence of an effective registration statement, unless waived. Any shares of common stock issued in connection with this redemption are valued at 82.5% of the average of the daily volume weighted average price for the 10 trading days prior to the redemption.

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

At December 31, 2007 the Company was in default of the amended January 2007 Debentures and the August 2007 Debentures (see below) for failure to make the redemption payments and to make effective a registration statement required with respect to those debentures. In the first quarter of 2008, all debenture holders waived the Company’s redemption defaults, requirements for filling and effectiveness of registration statement as well as certain provisions of the registration rights agreements and certain equity conditions governing the Company’s right to use shares of common stock rather than cash to make monthly redemptions.

During the six months ended June 30, 2008 and 2007, the Company redeemed $2,884,261 and $535,000 of the January 2007 Debentures plus the related accrued interest, respectively, through the issuance of common stock shares and recorded the difference between fair value of shares issued and principal amount of January 2007 Debentures and related accrued interest as additional interest expense (Note 6). As of June 30, 2008 and December 31, 2007 the outstanding principal of the amended January 2007 Debentures amounted to $1,599,523 and $4,483,784, respectively. At June 30, 2008 debt discount relating to the amended January 2007 Debentures has been fully expensed.

Interest expense on the Company’s amended January 2007 Debentures and August 2007 Debentures amounted to $969,899 and $2,520,254 for the three months and $1,468,190 and $ 4,247,022 for the six months ended June 30, 2008 and 2007, respectively.

August 2007 Debentures

On August 30, 2007, the Company sold an aggregate of $500,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “August 2007 Debentures”) due April 17, 2009, under the same terms and conditions as the amended January 2007 Debentures. Additionally, the Company issued common stock purchase warrants to the purchasers of the August 2007 Debentures giving them the right to purchase up to an aggregate of 1,000,000 shares of common stock at exercise price of $0.35 per share. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $174,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the August 2007 Debenture. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.30%, no dividends, expected volatility of approximately 184% and an expected warrant life of approximately 3 years. As of June 30, 2008 and December 31, 2007, the unamortized discount relating to the warrants on the August 2007 Debentures amounted to $59,215 and $168,506, respectively.

The August 2007 Debentures are convertible at any time at the option of the holder into shares of common stock at $0.35 per share. In accordance with EITF 98-5 the intrinsic value of the imbedded conversion feature within the August 2007 Debentures, which was determined by the Company to be approximately $100,000, was recorded as a discount to the August 2007 Debentures and is amortized through the redemption date of the August 2007 Debentures in accordance with EITF 00-27.

At December 31, 2007 the Company was in default of the August 2007 Debentures for failure to make the redemption payments and to make effective a registration statement required with respect to those debentures. In the first quarter of 2008, all debentures holders waived the Company’s redemption defaults, requirements for filling and effectiveness of registration statement as well as certain provisions of the registration rights agreements and certain equity conditions governing the Company’s right to use shares of common stock rather than cash to make monthly redemptions.

During the six months ended June 30, 2008, the Company redeemed $171,875 of the August 2007 Debentures plus the related accrued interest through the issuance of common stock shares and recorded the difference between fair value of shares issued and principal amount of August 2007 Debentures and accrued interest as additional interest expense (Note 6). As of June 30, 2008 and December 31, 2007 the outstanding principal of the August 2007 Debentures amounted to $328,125 and $500,000, respectively. Interest expense on the Company’s amended January 2007 Debentures and August 2007 Debentures amounted to $969,899 and $2,520,254 for the three months and $1,468,190 and $ 4,247,022 for the six months ended June 30, 2008 and 2007, respectively.
.
June 2008 Debentures

On June 26, 2008, the Company sold an aggregate of $1,250,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “June 2008 Debentures”) due October 1, 2009 at a discount of $250,000. Additionally, the Company issued 1,200 shares of Series D 0% Convertible Preferred Stock $0.001 par value, $1,000 stated value (“Series D Preferred Shares”) to the purchasers of the June 2008 Debentures (Note 6). The Company received gross proceeds of $1,000,000 from the issuance of the June 2008 Debentures and 1,200 Series D Preferred Shares, which were allocated to the June 2008 Debentures and Series D Preferred Shares based on the relative fair value of each instrument. The fair value of the June 2008 Debentures was determined using the the present value of expected cash flows discounted at related effective interest rate. The fair value of the Series D Preferred Stock was based on share price realized in a separate transaction (Note 6). The relative fair value of the preferred shares of $489,739 was recorded as an additional debt discount along with the original issue discount of $250,000 and fees paid directly to the lender of $35,000. At June 30, 2008, the unamortized debt discount related to the June 2008 Debentures was $774,739.

The June 2008 Debentures were issued under similar terms and conditions as the amended January 2007 and August 2007 Debentures, except if the Company elects to make monthly principal redemptions in common shares, the conversion price is based on 80% of the volume weighted average price for ten consecutive trading days prior to the redemption. Interest is payable at the higher of 8% or LIBOR plus 2%. Principal redemptions, which may be made in cash or common stock shares, commences on January 1, 2009 at one-tenth of the outstanding principal balance and continues on the first of each month through October 1, 2009.

The June 2008 Debentures are convertible at any time at the option of the holder into shares of common stock at $0.35 per share. Based and the conversion price and the closing market price for the Company’s common shares on the transaction date, the Company determined that the June 2008 Debentures did not contain a beneficial conversion feature.

Modifications to the amended January 2007 Debentures and August 2007 Debentures

During the six months ended June 30, 2008, the Company had early redemptions of amended January 2007 Debenture with an aggregate face value of $1,253,898 by issuance of 27,653,322 common shares to the holders, valued at $1,684,499 and recorded the difference as additional interest expense.

Additionally, during the six months ended June 30, 2008 the Company agreed with two holders of both amended January 2007 Debentures and August 2007 Debentures and one holder of amended January 2007 Debentures to defer the monthly redemptions of $179,061 for January 2008 and March of 2008 until May and June of 2009, respectively. The Company granted an option to the holders to defer up to three additional monthly redemptions until July, August and September of 2009, respectively at the holders’ election. To induce each of the holders to enter into the Agreement, the Company issued an aggregate of 350,000 restricted shares of the Company’s common stock (see Note 6). The Company has accounted for this transaction as a debt modification and has recorded the fair value of the inducement shares of $35,000 as additional interest expense.

In May 2008, the amended January 2007 Debentures and August 2007 Debentures holders agreed to exercise all of their warrants at a reduced exercise price of $.001 per share from $0.35 per share. As an inducement to so exercise the warrants, the Company issued to each debenture holder one restricted share of common stock for each share acquired upon the warrant exercise. In addition, each warrant holder that continued to hold debentures agreed to fix permanently the conversion price of the debentures at $.35 per share (subject to customary adjustments resulting from stock dividends, stock splits and the like). As an inducement to fix permanently the conversion price of the debentures at $.35 per share (subject to customary adjustments resulting from stock dividends, stock splits and the like), each such holder, who continued to hold debentures after July 1, 2008, received an additional one-half restricted share for each share received upon exercise of its warrants. See Note 6 for the financial impact of this modification. This modification is considered not to be an extinguishment of debt.

In June 2008, in connection with the sale of the June 2008 Debentures, the Company agreed with two holders of both amended January 2007 Debentures and August 2007 Debentures and one holder of amended January 2007 Debentures to amend and restate the maturity date of the amended January 2007 Debentures and August 2007 Debentures to September 1, 2009 and to adjust the Monthly Redemption Amount to 1/15 of the outstanding principal amount as of July 1, 2008 plus accrued interest of the amended January 2007 Debentures and August 2007 Debentures. Certain Equity Conditions relating to the Company’s right to make monthly redemption payments in shares of common stock were also amended.

NOTE 8 - PATENT LITIGATION

The Company is involved in litigation against Toyota Motor Corporation and certain of its affiliates (collectively, “Toyota”) for infringement of its Electric Wheel patent. On January 10, 2006, the Company filed a complaint with the United States International Trade Commission (“ITC”) in Washington D.C. seeking an exclusion order prohibiting the importation of infringing technology.

On April 30, 2007, the ITC terminated the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930. On September 19, 2007, the Company filed an appeal of the ITC’s decision with the Court of Appeals for the Federal Circuit (“CAFC”) which heard oral arguments on April 11, 2008. In May 2008, the CAFC generally affirmed the ITC’s decision. On July 18, 2008, the Company requested that the stay imposed on the patent infringement action we brought in the United States District Court in Florida be stayed and the case was reopened.

NOTE 9 - ACCRUED AND UNPAID PAYROLL TAXES

At June 30, 2008 and December 31, 2007, the Company has accrued interest and penalties of $126,394 and $169,000, respectively related to payroll taxes. This amount includes additional interest of approximately $80,000 charged to operations during the six month period ended June 30, 2007. The interest and penalties were the subject of a delinquency proceeding with the U.S. Internal Revenue Service for tax years ending December 31, 2003 and prior. During the first quarter of 2007, the Company signed an agreement with the IRS to settle the outstanding interest and penalties. The agreement provides for the Company’s payment of the accrued interest and penalties in monthly installments of $10,000. The Company failed to make certain payments during 2008, however in July 2008, the Company made those missed payments.

NOTE 10 - OTHER TRANSACTIONS WITH RELATED PARTIES

In 2008 and 2007, Bril Corporation provided bookkeeping services for $5,000 a month. Two principals of Bril Corporation are also directors and stockholders of the Company. Total expense for the six months ended June 30, 2008 and 2007 was $30,000 for each six-month period. Total expense for the three months ended June 30, 2008 and 2007 was $15,000 for each three-month period.

At June 30, 2008, other accrued expenses include $150,000 due to Jezebel Management Corp. This amount was advanced by Jezebel Management Corp. to pay expenses of a potential acquisition which the Company has elected not to pursue. This amount was repaid in July 2008.

NOTE 11 - SEGMENTS

The segments the Company operates are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which represents the business of Technipower LLC and Deltron LLC and specializes in the design, development and production of customer power systems, chassis and power supply products for defense and commercial markets.

Segment financial information follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Sales to unaffiliated customers:
Power Electronics	$2,504,559	$1,638,413	$4,942,169	$3,038,332
Motive Power	50,083	0	103,257	31,678
	$2,554,642	$1,638,413	$5,045,426	$3,070,010
Net Profit (Loss):
Power Electronics	$(113,701)	$199,521	$(132,742)	$248,321
Motive Power	(456,765)	(998,028)	(969,549)	(1,900,120)
Operating Loss	(570,466)	(798,507)	(1,102,291)	(1,651,799)
Interest expense	(1,342,466)	(2,682,060)	(2,197,511)	(4,876,000)
Other expense	(157)	18,684	(35,955)	18,684
Net Loss	(1,913,089)	(3,461,883)	(3,335,757)	(6,509,115)
Preferred stock dividends	0	0	(0)	(1,413,031)
Loss applicable to common stockholders	$(1,913,089)	$(3,461,883)	$(3,335,757)	$(7,922,146)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In connection with the Company’s acquisition of Deltron LLC in August 2007, the Company agreed to pay the sellers an earn-out payment equal to the excess of the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales, over $1,570,000. The earn-out payment cannot exceed $300,000. The fair value of assets acquired will be adjusted at the time the contingency is ultimately resolved. As of June 30, 2008, the earn-out criteria have not been met and based on current projection, the Company does not expect that it will achieve the target and therefore no provision for earn-out has been made in these financial statements.

The number of common shares issuable upon conversion of the amended January 2007 Debentures, August 2007 Debentures, and June 2008 Debentures vary with market price of the Company’s common stock. This condition requires the Company to evaluate at each reporting period whether the Company has sufficient number of authorized and unissued shares available to settle its obligations after considering all other potential equity commitments that may require the issuance of stock. If the Company does not have sufficient number of authorized and unissued shares, the Company will be in default under the amended January 2007 Debentures, August 2007 Debentures and June 2008 Debentures. The Company’s stockholders recently approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock that may be issued to 500,000,000 from 100,000,000.

Note 13 - SUBSEQUENT EVENTS

The Company’s tender of shares of its common stock to one of the holders of the Company’s January 2007 Debentures and August 2007 Debentures, with respect to the August 2008 monthly redemption was rejected by the holder based on its assertion that the Company failed to meet its minimum trading volume requirement of such Debentures. The holder has not declared a default, and the Company is currently in discussions with the holder regarding the accelerated redemption of the remaining principal amount of such Debentures.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the quarters and six-months ended June 30, 2008 and 2007 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

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

Three months ended June 30, 2008 compared with three months ended June 30, 2007.

For the three months ended June 30, 2008 we generated revenues of $2,554,842 as compared to $1,638,413 for the three months ended June 30, 2007, an increase of $916,429, or 56%. Cost of products sold for the three months ended June 30, 2008 was $1,706,014, generating a gross margin of $848,628. Cost of products sold for the three months ended June 30, 2007 was $836,658, generating a gross margin of $801,755. The gross margin of the Power Electronics division is dependent on the mix of products sold during any given period. Such margins will continue to fluctuate in the future based primarily on the mix of sold in any given period. The increase in our revenues is attributable principally to improved results of our Power Electronics Division, including the introduction by Technipower of its Cobalt15 line of power solutions to enhance its legacy product lines, and the acquisition of Deltron. We believe that revenue of the Power Electronics Division will continue to equal or exceed those of previous quarters.

Research and Development costs were $306,160 for the three months ended June 30, 2008 as compared to $305,462 for the three months ended June 30, 2007.

Selling, general and administrative expenses were $1,112,934 for the three months ended June 30, 2008 as compared to $1,294,800 for the three months ended June 30, 2007, a decrease of $181,866 or 14%. This decrease was primarily due to various corporate overhead and staffing reductions and cost savings from consolidation efforts within our Power Electronics Division, including reductions in overhead associated with the Company’s public company status.

We incurred interest expense of $1,342,466 for the three months ended June 30, 2008. Interest expense incurred for the three months ended June 30, 2007 was $2,682,060. The decrease of $1,339,594 in interest expense was due in part to a decrease in the principal amount outstanding of variable rate self-liquidating senior secured convertible debentures sold in January and August 2007, with a corresponding reduction in accrued cash and non-cash interest charges related thereto.

The elements of interest expense including amortization of deferred costs for the three month ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007
Interest on notes payable	$371,829	$131,214
Interest on bank debt	27,729	16,426
Interest on variable rate self-liquidating senior secured convertible debentures	942,908	2,520,254

Total interest expense	$1,342,466	$2,682,060

We reported a net loss and loss applicable to common stockholders for the three months ended June 30, 2008 of $1,913,089. Our net loss and loss applicable to the common stockholders for the three months ended June 30, 2007 was $3,461,883. The reduction in net loss was attributable principally to the reduction in interest expense and reduced selling, general and administrative expenses.

Six months ended June 30, 2008 compared with six months ended June 30, 2008.

For the six months ended June 30, 2008 we generated revenues of $5,045,426 as compared to $3,070,010 for the six months ended June 30, 2007, an increase of $1,975,416, or 64%. Cost of products sold for the six months ended June 30, 2008 was $3,222,411, generating a gross margin of $1,823,015. Cost of products sold for the six months ended June 30, 2007 was $1,615,945, generating a gross margin of $1,454,065. The gross margin of the Power Electronics division is dependent on the mix of products sold during any given period. Such margins will continue to fluctuate in the future based primarily on the mix of sold in any given period. The increase in our revenues is attributable principally to improved results of our Power Electronics Division, including the introduction by Technipower of its Cobalt15 line of power solutions to enhance its legacy product lines and the addition to this Division of Deltron.

Research and Development costs were $698,417 for the six months ended June 30, 2008 as compared to $559,126 for the six months ended June 30, 2007. The increase was the result of our continued focus on the development of new products in our Power Electronics Division.

Selling, general and administrative expenses were $2,226,889 for the six months ended June 30, 2008 as compared to $2,546,738 for the six months ended June 30, 2007, an decrease of $319,489, or 13%. This decrease was primarily due various corporate overhead and staffing reductions and cost savings from consolidation efforts within our Power Electronics Division, including reductions in overhead associated with the Company’s public company status. .

We incurred interest expense of $2,197,511 for the six months ended June 30, 2008. Interest expense incurred for the six months ended June 30, 2007 was $4,876,000. The decrease of $2,678,489 in interest expense was due in part to a decrease in the principal amount outstanding of variable rate self-liquidating senior secured convertible debentures sold in January and August 2007, with a corresponding reduction in accrued cash and non-cash interest charges related thereto.

.The elements of interest expense for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,
	2008	2007
Interest on notes payable	$684,182	$496,753
Interest on bank debt	45,139	37,369
Interest on unpaid payroll taxes and penalties		94,856
Interest on variable rate self-liquidating senior secured convertible debentures	1,468,190	4,247,022

Total interest expense	$2,197,511	$4,876,000

We reported a net loss and loss applicable to common stockholders for the six months ended June 30, 2008 of $3,335,757. Our net loss for the six months ended June 30, 2007 was $6,509,115. Loss applicable to common stockholders for the six months ended June 30, 2007 was $7,922,146, reflecting dividends of $1,413,031 relating to the redemption of the Series C preferred stock issued in August 2007.

Liquidity and Capital Resources

Our available cash balance at June 30, 2008 was $1,425,919. During the six months ended June 30, 2008, we used net cash of $182,786 for operations. This consisted of a net loss of $3,335,757 augmented by net non-cash charges of $3,152,971. Additionally, we used $15,314 of cash for investing activities. Financing activities provided net cash in the amount of $1,198,618 consisting principally of the issuance of convertible debentures and Series D Convertible Preferred Stock .

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of June 30, 2008, we have negative working capital and a capital deficiency. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses, including approximately $1,200,000 of debenture and equity financing in the quarter ended June 30, 2008. We expect to seek additional capital through the sale of debt and/or equity in 2008 in order to fund our operating and capital needs and to refinance debt, although there can be no assurance that we will be successful. Our ability to continue as a going concern is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results.

The prior experience of our Power Electronics Division may not accurately predict the results of future operations. Although Technipower has historically generated positive cash flow, we have not yet fully integrated Deltron Inc., acquired in September 2007, into Technipower’s operations. We are consolidating Deltron’s Pennsylvania operations into our headquarters in Connecticut, and in July 2008 we reduced the Deltron workforce in our facility in Mexico by approximately 44% (to 36 employees), which required that we pay 28 employees approximately $150,000 under Mexican employment laws. Our Motive Power Division has historically generated limited operating revenues. In order for us to market our existing products of both divisions successfully on a national and international level, we will be required to close public or private offerings of our equity or debt securities. If we are unable to obtain necessary financing, we will expand our operations only as cash flow from operations allows.

Acquisitions. We have used a combination of our securities and cash to acquire the two companies that comprise our Power Electronics Division.

•
We purchased Technipower LLC in August 2006 for 4,615,381 shares of our Series C convertible redeemable preferred stock, 4,461,537 shares of our common stock and the assumption of certain liabilities totaling approximately $850,000, including approximately $700,000 outstanding under Technipower’s $1.5 million revolving credit facility. The share amounts were calculated using an agreed $.65 per share price, but we issued 4,833,562 additional shares to the sellers of Technipower at the one year anniversary of the closing as a result of a required stock price adjustment. In January 2007, we redeemed 2,873,500 shares of our Series C preferred stock for an aggregate of $3,350,000 and converted the remaining 1,741,881 shares of Series C preferred stock into 1,741,881 shares of common stock based on the market price of our common stock on the date of the transaction.

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

To fund the acquisition of Deltron, our subsidiary Del-Inc Acquisition LLC borrowed a total of $2,750,000 from JMC Venture Partners LLC (“JMC”) under an acquisition line of credit, discussed below. The loan was made pursuant to the terms of a Secured Promissory Note Loan Security and Pledge Agreement dated as of September 5, 2007, between Del-Inc and JMC and a related promissory note issued by Del-Inc to JMC on September 5, 2007. We guaranteed the loan fully and unconditionally pursuant to a Guaranty Agreement with JMC dated September 5, 2007. The loan matures on September 5, 2008. Our defaults under this note in the first and second quarter of 2008 for non-payment of interest and failure to comply with certain financial and negative debt covenants have been waived by JMC. The Company is currently in discussion with JMC regarding the maturity of this note.

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

Variable Rate Debentures. On January 22, 2007, we sold $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures originally due March 17 2008. We used $3,350,000 of the net proceeds of the debentures to redeem approximately 2,873,492 shares of our Series C preferred stock issued to acquire Technipower LLC, $768,250 of the net proceeds to pay down a promissory note and other obligations and retained approximately $1,018,000 of the net proceeds as working capital.

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

•	the conversion price of the debentures and the exercise price of the related warrants were each reduced from $2.00 per share of common stock to $0.35 per share of common stock;

•	we agreed to file a new registration statement by October 1, 2007, and cause such registration statement to be declared effective by January 22, 2008 (which requirement was subsequently waived);

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

In the first quarter of 2008, all of the holders of the debentures waived our failures to redeem the debentures in accordance with their terms. They also waived certain provisions of the registration rights agreement as well as several of the equity conditions that govern our right to use shares of our common stock rather than cash to make monthly debenture redemptions. Despite these waivers, it is still possible that, with respect to some debenture holders, we will not be able to redeem their debentures in the future with our common stock. Not all of the terms of the waivers by the debenture holders were identical. We issued a total of 432,533 shares of our common stock to induce the debentures holders to enter into waiver and amendment agreements.

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

In the second quarter of 2008, we redeemed the entire principal amount and accrued interest of four of the debenture holders and accelerated the maturity date of a fifth holder’s debenture to July 2008 from April 2009. As of August 11, 2008, four investors (three of which are under common control) hold debentures that we issued in January and August 2007 with an approximate aggregate principal balance of $1,927,648.

As a part of the sale of the January and August 2007 debentures, we issued common stock purchase warrants to the purchasers giving them the right to purchase up to an aggregate of 2,006,250 shares of our common stock at an initial exercise price of $2.00 per share. In August 2007, the warrant exercise price was reduced to $.35 in connection with the issuance of $500,000 of additional debentures, at which time we also issued an additional 1,000,000 warrants, also exercisable at $.35 per share. Subsequently, one holder exercised 100,000 warrants.

In May 2008, each warrant holder agreed upon receipt from us of written notice to exercise all of its warrants at a reduced exercise price of $.001 per share. The total number of warrants exercised was 2,906,250. As an inducement to so exercise the warrants, we agreed to issue to each warrant holder one restricted share of common stock for each share acquired upon the warrant exercise. In addition, each warrant holder that continues to hold debentures after July 1, 2008 agreed to fix permanently the conversion price of the debentures at $.35 per share (subject to customary adjustments resulting from stock dividends, stock splits and the like). As an inducement for this agreement, each such holder received one-half restricted share for each share received upon exercise of its warrants.

On June 27, 2008, we entered into definitive agreements with the three prior debenture holders that are under common control relating to a private placement of $1,250,000 in principal amount of additional debentures due October 1, 2009. The placement generated gross proceeds of $948,611 after taking into an original issue discount of $250,000, legal fees and other expenses associated with the placement but before placement agent fees.

These debentures are required to be redeemed ratably over 10 months beginning January 2009. In connection with this placement, the prior debentures issued to these investors were modified to extend the maturity date until September 2009, to modify the ratable monthly redemption schedule consistent therewith and to make other changes related to our ability to make monthly redemption payments in shares of our common stock. In other material respects, these debentures are substantially similar to the debentures we issued in January and August 2007.

As a part of the June 2008 placement, we also issued to the purchasers of the debentures 1,200 shares of our newly created Series D 0% Convertible Preferred Stock (“Preferred Stock”). Shares of Preferred Stock are restricted under the securities laws, do not pay a dividend, do not vote separately as a class (but do vote on an “as-converted” to common stock basis) and do not have a liquidation preference. Each share of Preferred Stock has a stated value of $1,000 and is convertible into shares of the our common stock at $.05 per share based on stated value with potential conversion price resets based on the average of the daily volume weighted average price of the applicable shares for the 20 consecutive trading days prior to the sixteenth, nineteenth and twenty-fourth month anniversaries of the original issue date. Shares of Preferred Stock are convertible by the holders at any time into shares of the our common stock. On or after January 1, 2009, we may force conversion of shares of Preferred Stock into its common stock if the average of the daily volume weighted average price of shares of common stock for any 20 consecutive trading days equals or exceeds $.25 per share, subject to certain other conditions being satisfied with respect to such period.

Separately, on June 30, 2008 we issued 300 shares of Preferred Stock to an unaffiliated purchaser that did not also purchase Debentures. The aggregate purchase price for these shares of Preferred Stock was $250,000. These shares of Preferred Stock were otherwise issued on substantially the same terms and conditions as the Preferred Stock issued to the purchasers of Debentures.

In the first two quarters of 2008, we issued a total of 57,827,604 shares of our common stock in redemption of $4,265,049 in principal amount of debentures plus accrued interest. The sale of these securities was determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Our obligations under the January and August 2007 and June 2008 debentures are secured by a security interest in substantially all of our assets pursuant to a security agreements dated January 17, 2007 and August 30, 2007, between us and the purchasers of the debentures. In the event that we form any new subsidiaries and move assets to those subsidiaries, those subsidiaries will become guarantors of the debentures.

Other Financing. Since March 2005, we have entered into various loan transactions with third parties as well as affiliates pursuant to which we raised capital to refinance debt, redeem preferred stock and provide working capital. We borrowed $1,712,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006, which amount was subsequently increased to $1,831,931 as an inducement for these stockholders and investors to extend the maturity of their notes until September 2008. The current balance of these loans, including accrued interest through June 30, 2008, is $2,300,438. These notes are secured by liens on all of our tangible and intangible assets. The Company is currently in discussion with these stockholders and investors regarding the maturity of their notes.

Our Technipower subsidiary has a $1,200,000 revolving credit facility with Citizens Bank of Massachusetts which expires on August 30, 2008. As of the date hereof, $1,200,000 is outstanding under the facility. In connection with the facility, Citizens Bank has a continuing security interest in all tangible and intangible personal property of Technipower. The Company is currently in discussion with Citizens Bank regarding the maturity of this credit facility.

On October 12, 2007, we converted the $198,000 principal and interest balance of a prior promissory note and approximately $330,000 of trade accounts payable to a new promissory note payable to Davis & Gilbert LLP (“D&G”), our outside counsel, with an original principal balance of $564,566, which included 7% additional principal as an inducement. This note bears interest at 12% and is payable on September 7, 2008 unless we receive at any earlier date any proceeds from litigation or from an equity financing of at least $3 million. Subject to certain restrictions, D&G may convert any of the unpaid principal and interest at any time to shares of our common stock at a conversion price of $0.35 per share. The principal balance outstanding under this note was $564,566 on May 15, 2008.

On April 16, 2008, we converted trade accounts payable in the amount of $219,420 due to UHY LLC, our former firm of independent auditors, to a non-interest bearing promissory note in that amount due on October 10, 2008. This note required an initial payment of $15,000 followed thereby bi-weekly installments of $10,000 commencing May 23, 2008 through October 24, 2008 with a balloon payment of $84,420 on October 10, 2008. Our defaults for failure to make weekly payments in May, June , July and August 2008 have been waived by UHY LLC.

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

Funding of Toyota Litigation. In November 2005, we entered into an agreement with Oliver Street Finance LLC in which Oliver Street agreed to provide funding to us to prosecute our litigation against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Oliver Street is owned by Michael D’Amelio, one of our directors. Oliver Street agreed to pay all legal fees and out-of pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, P.C., in connection with the litigation and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. We are paying, however, all of the legal fees incurred by us in connection with our appeal of the ITC’s adverse decision to the Court of Appeals for the Federal Circuit (“CAFC”) and any further appeal we may pursue as a result of the adverse decision of the CAFC on May 7, 2008. See Part II, Item 1, “Legal Proceedings.”

Continuing Dilution. We are required to redeem a pro rata portion of the debentures each month until their maturities in September and October 2009. We have been unable to redeem a minimal dollar amount of debentures in cash, and we continue to issue a significant amount of our common stock to redeem the debentures. Because the price of our common stock has declined substantially since January 1, 2008, and because the number of shares issuable for monthly redemptions increases as our stock price declines, and because we have agreed to issue our common stock at a 17.5% (20% for the debentures issued in June 2008) discount to market over a rolling ten day period in redemption of the debentures, we have been required to issue a substantial number of shares each month to redeem the applicable portion of the debentures. Since January 1, 2008, we have issued nearly 58 million shares of common stock to redeem $4,265,049 in principal amount of the debentures, plus interest, and the outstanding balance of the debentures on June 30, 2008 (including the $1,250,000 of debentures issued on June 30, 2008) was $3,177,648. Accordingly, our stockholders have experienced substantial dilution to date in connection with these redemptions, and it is probable that they will experience substantial continuing dilution until the debentures after been fully redeemed.

Critical Accounting Policies and Estimates

There have been no material changes in the accounting policies and estimates that the Company considers to be "critical" from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Recently Issued Accounting Pronouncements

See Note (2) to the consolidated financial statements for a summary of recently issued accounting pronouncements and their impact on the Company.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, is accumulated and communicated to management in a timely manner. Our Principal Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is not operating effectively to ensure appropriate disclosure. This conclusion was based on the following:

Our Principal Executive Officer and Chief Financial Officer, together with the Chairman of our Audit Committee, conducted evaluations of our systems of internal control over financial reporting and disclosure control for the year ended December 31, 2007 and concluded at that time that our system of internal controls was not operating effectively primarily because we did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience and training in the application of accounting principles generally accepted in the United States (referred to as GAAP) and in internal control over financial reporting commensurate with our financial reporting obligations under the Exchange Act. We also did not maintain effective controls over the presentation of our consolidated financial statements and related disclosures as they related to the accounting for goodwill and general disclosures under GAAP.

There were no significant changes in our internal control over financial reporting between the aforementioned evaluation and the end of the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Under the direction of our Principal Executive Officer and Chairman of the Audit Committee together with an outside consulting firm, we continue to develop a plan to remediate these weaknesses, which is likely to include additional employees who are trained in the preparation of financial statements in accordance with GAAP and who can supplement the experience of our current personnel that is necessary to ensure that we have in place appropriate internal control over financial reporting.

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

•	industry competition, conditions, performance and consolidation,

•	legislative and/or regulatory developments,

•	the effects of adverse general economic conditions, both within the United States and globally,

•	any adverse economic or operational repercussions from recent terrorist activities, any government response thereto and any future terrorist activities, war or other armed conflicts, and

•	other factors described in the “Risk Factors” contained in Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

On September 19, 2007, we filed an appeal of the ITC’s decision with the Court of Appeals for the Federal Circuit (“CAFC”) which heard oral arguments on April 11, 2008. In May 2008, the CAFC generally affirmed the ITC’s decision. On July 18, 2008, we requested that the stay imposed on the patent infringement action we brought in the United States District Court in Florida be removed and the case reopened.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company’s tender of shares of its common stock to BridgePointe Master Fund Ltd, a holder of the Company’s Variable Rate Self-Liquidating Senior Secured Convertible Debentures (“Debentures”), with respect to the August 2008 monthly redemption was rejected by BridgePointe based on its assertion that the Company failed to meet all of the equity conditions required for such a redemption by the terms of the Debenture. BridgePointe has not declared a default, and the Company is currently in discussions with BridgePointe regarding the accelerated redemption of the remaining principal amount of its Debentures.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 22, 2008 in Hartford, Connecticut. We solicited proxies from our stockholders in accordance with the Securities Exchange Act of 1934, there were no solicitation in opposition to management’s nominees as set forth in the proxy statement, and all nominees for directors proposed for election were elected by the stockholders.

In addition, our stockholders approved a proposal to increase the number of shares of common stock we are authorized to issue to 500,000,000 from 100,000,000. There were 47,018,982 votes in favor, 6,389,611 votes against, 102,484 abstentions and zero non-votes with respect to this proposal.

Our stockholders also ratified the appointment of Eisner LLP as our independent registered public accounting firm. There were 52,470,676 votes in favor, 591,425 votes against and 448,976 abstentions with respect to this proposal.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.10	Certificate of Elimination of Series C Preferred Stock. (1)

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series D 0% Convertible Preferred Stock (10)

10.1	Securities Purchase Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)

10.2	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures. (2)

10.3	Registration Rights Agreement, dated as of January 17, 2007, among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)

10.4	Form of Common Stock Warrant. (2)

10.5	Security Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto. (2)

10.6	Redemption and Conversion Agreement dated as of January 17, 2007 among Solomon Technologies, Inc. and the holders of Series C preferred stock. (2)

10.7	Employment Agreement, dated as of January 27, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt. (3)

10.8	Option Agreements, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt.(3)

10.9	Stock Restriction Agreement, dated as of February 5, 2007, by and between Solomon Technologies, Inc. and Gary G. Brandt. (3)

10.10	Incentive Compensation Agreement dated May 1, 2007 by and between Solomon Technologies, Inc. and Peter W. DeVecchis, Jr.(4)

10.11	Employment Agreement, dated as of May 31, 2007, by and between Solomon Technologies, Inc. and Jack Worthen. (4)

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

10.32	Amendment Agreement by and among Solomon Technologies, Inc. dated as of October 25, 2007 and each debenture purchaser identified on the signature pages thereto. (6)

10.33	Amendment Agreement dated August 17, 2007 to Securities Purchase Agreement dated August 16, 2006 among Solomon Technologies, Inc. and each purchaser identified on the signature page thereto. (6)

10.34	Audited Financial Statements of Deltron Inc. as of and for the years ended December 31, 2006 and 2005 (7)

10.35	Unaudited Interim Financial Statements of Deltron Inc. as of and for the six months ended June 30, 2007 and 2006 (7)

10.36	Unaudited Pro Forma Condensed Combined Financial Statements of Solomon Technologies, Inc. and Deltron, Inc. (7)

10.37	Agreement and Mutual Release between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (8)

10.38	Gary G. Brandt 2008 Consulting Agreement and Plan between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (8)

10.39	2008 Employment Agreement and Plan between Gary M. Laskowski and Solomon Technologies, Inc. dated January 15, 2008 (8)

10.40	2008 Employment Agreement and Plan between Michael A. D’Amelio and Solomon Technologies, Inc. dated January 15, 2008 (8)

10.41	Waiver Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated January 2008 (8)

10.42	Waiver Agreement between Double U Master Fund, LP and Solomon Technologies, Inc. dated January 2008 (8)

10.43	Waiver Agreement between Cornix Management, LLC and Solomon Technologies, Inc. dated January 2008 (8)

10.44	Waiver Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated January 2008 (8)

10.45	Waiver Agreement between Nite Capital LP and Solomon Technologies, Inc. dated January 2008 (8)

10.46	Waiver Agreement between Rockmore Investment Master Fund Ltd. and Solomon Technologies, Inc. dated January 2008 (8)

10.47	Waiver and Amendment Agreement between Bridgepoint Master Fund Ltd. and Solomon Technologies, Inc. dated February 4, 2008 (8)

10.48	Amendment Agreement between Harborview Master Fund LP as successor-in-interest to Nite Capital LP and Solomon Technologies, Inc. dated February 29, 2008 (8)

10.49	Amendment Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated March 3, 2008 (8)

10.50	Second Amendment Agreement by and among Truk Opportunity Fund, LLC, Truk International Fund, LP and Shelter Island Opportunity Fund, Ltd. and Solomon Technologies, Inc. dated March 27, 2008 (8)

10.51	Amendment and Waiver Agreement between Iroquois Master Fund, Ltd. and Solomon Technologies, Inc. dated February 5, 2008 (8)

10.52	Amendment Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated April 15, 2008 (9)

10.53	Warrant Exercise Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated April 15, 2008 (9)

10.54	Amendment Agreement between Iroquois Master Fund, Ltd and Solomon Technologies, Inc. dated April 15, 2008 (9)

10.55	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Shelter Island Opportunity Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008 (9)

10.56	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Truk Opportunity Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008 (9)

10.57	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Truk International Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008 (9)

10.58	Amendment Agreement between Cornix Management LLC and Solomon Technologies, Inc. dated May 2, 2008 (9)

10.59	Amendment Agreement between Double U Master Fund, LP and Solomon Technologies, Inc. dated May 2, 2008 (9)

10.60	Amendment Agreement between Rockmore Investment Master Fund Ltd and Solomon Technologies, Inc. dated May 2, 2008 (9)

10.61	Warrant Exercise Agreements between Fort Mason Partners, L.P. and Fort Mason Master, L.P. and Solomon Technologies, Inc. May 2, 2008 (9)

10.62	Warrant Exercise Agreement between Harborview Master Fund LP. and Solomon Technologies, Inc. May 2, 2008 (9)

10.63	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between BridgePointe Master Fund Ltd. and Solomon Technologies, Inc. dated May 13, 2008 (9)

10.64	Professional Services Agreement between Bryan Delano and Solomon Technologies, Inc. dated May 15, 2008 (9)

10.65	Professional Services Agreement between Patrick Rowland and Solomon Technologies, Inc. dated May 15, 2008 (9)

10.66	Professional Services Agreement between John Iacobelli and Solomon Technologies, Inc. dated May 15, 2008 (9)

10.67	Supplemental Employment Agreement between and Peter W. DeVecchis, Jr. and Solomon Technologies, Inc. dated May 19, 2008 (9)

10.68	Consulting Project: Strategic and Marketing Analysis of Deltron and Technipower subsidiaries of Solomon Technologies, Inc. by Thomas Kell dated March 24, 2008 (9)

10.69	Form of Securities Purchase Agreement dated as of June 27, 2007 by and among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (10)

10.70	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (10)

10.71	Form of Securities Purchase Agreement dated as of June 30, 2007 by and among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (10)

10.72	Form of Legal Opinion (10)

16.1	Letter from UHY LLP to the Securities and Exchange Commission dated May 31, 2007 (5)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.

(2)	Incorporated by reference from the Current Report on Form 8-K filed on January 18, 2007.

(3)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.

(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB dated August 20, 2007.

(5)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-146424, filed on October 1, 2007.

(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB dated November 15, 2007.

(7)	Incorporated by reference from the Current Report on Form 8-K/A filed on November 19, 2007.

(8)	Incorporated by reference from the Annual Report on Form 10-KSB filed April 15, 2008.

(9)	Incorporated by reference from the Quarterly Report on Form 10-Q dated May 20, 2008.

(10)	Incorporated by reference from the Current Report on Form 8-K/A filed on July 8, 2008

(11)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2008

SOLOMON TECHNOLOGIES, INC.

By:	/s/ Peter W. DeVecchis, Jr.
Peter W. DeVecchis President (principal executive officer)

By:	/s/ Samuel F. Occhipinti
Samuel F. Occhipinti Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002