Form 10-Q
period 2008-09-30
SOLOMON TECHNOLOGIES INC
filed 2008-11-19
CIK 1240722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission file number: 000-50532

SOLOMON TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1812208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Commerce Drive
Danbury, CT 06810
(Address of principal executive offices)

(203) 748-7001
Issuer’s telephone number

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 Par Value, 216,302,263 shares outstanding at November 19, 2008.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

Solomon Technologies, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash	$1,050,040	$425,401
Accounts receivable, net of allowance for doubtful accounts	952,277	1,435,754
Inventories, net	1,516,158	1,962,817
Due from related parties	112,595	54,041
Prepaid expenses and other current assets	315,638	134,933
Total current assets	3,946,708	4,012,946

Noncurrent assets
Property and equipment, net	1,664,383	1,712,618
Goodwill	1,625,576	1,625,576
Intangible assets, net	1,353,764	1,717,011
Deferred debt costs, net	22,108	453,225
	4,665,831	5,508,430

Total Assets	$8,612,539	$9,521,376

Liabilities and Capital Deficiency
Current liabilities
Revolving note payable to bank	$1,106,811	$1,100,000
Accounts payable	1,369,192	1,402,546
Accrued compensation (including $2,002,775 and $2,137,851 past due)	2,192,550	2,442,150
Other accrued expenses	1,785,184	1,304,203
Notes payable (including $738,986 and $0 past due)	738,986	564,566
Notes payable to related parties (including $4,531,931 and $125,000 past due)	4,531,931	4,706,931
Convertible debentures payable (net of debt discount of $575,815 and $168,506)	2,163,331	4,815,278
Total current liabilities	13,887,985	16,335,674

Capital Deficiency
Preferred stock, par value $0.001 per share;
authorized 20,000,000 shares; 7,450,000 shares
available; 2,400 shares designated as series D convertible
preferred stock; 1,500 and zero shares issued and outstanding	2	-
at September 30, 2008 amd December 31, 2007 respectively
Common stock, par value $0.001 per
share; authorized 500,000,000 shares;
173,610,622 and 48,492,569 shares issued and outstanding	173,611	48,492
at September 30, 2008 and December 31, 2007 respectively
Additional paid-in capital	55,037,774	48,503,156
Accumulated deficit	(60,486,833)	(55,365,946)
Capital Deficiency	(5,275,446)	(6,814,298)

Total Liabilities and Capital Deficiency	$8,612,539	$9,521,376

See accompanying notes to condensed consolidated financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$2,376,527	$2,134,093	$7,421,953	$5,204,103

Cost of goods sold	1,464,800	1,161,920	4,687,211	2,777,865

Gross profit	911,727	972,173	2,734,742	2,426,238

Operating expenses:
Selling, general and administrative	1,522,565	1,980,367	3,749,454	4,527,105
Research and development	310,808	310,108	1,009,225	869,234
	1,833,373	2,290,475	4,758,679	5,396,339

Operating loss	(921,646)	(1,318,302)	(2,023,937)	(2,970,101)

Other income (expenses)
Interest expense	(865,626)	(1,566,812)	(3,063,137)	(6,442,812)
Other income (expenses)	2,142	15,111	(33,813)	33,795
Loss on extinguishment of redeemable
preferred stock and other debt	-	(2,496,544)	-	(2,496,544)
	(863,484)	(4,048,245)	(3,096,950)	(8,905,561)

Net loss	(1,785,130)	(5,366,547)	(5,120,887)	(11,875,662)

Preferred stock dividends	-	-	-	(1,413,031)
Loss applicable to common
stockholders	$(1,785,130)	$(5,366,547)	$(5,120,887)	$(13,288,693)

Basic and diluted net loss per
common share	$(0.01)	$(0.13)	$(0.05)	$(0.35)

Weighted average common shares
outstanding - basic and diluted	147,821,899	42,518,577	99,351,261	38,418,550

See accompanying notes to condensed consolidated financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statement of Changes in Capital Deficiency
(Unaudited)

	Series D
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2008	-	$-	48,492,569	$48,492	$48,503,156	($55,365,946)	($6,814,298)

Issuance of Series D convertible preferred stock	300	-	-	-	250,000	-	250,000
Issuance of Series D convertible preferred stock associated with issuance of convertible debentures	1,200	2	-	-	489,737	-	489,739
Repricing of common stock warrants	-	-	-	-	28,288	-	28,288
Cashless exercise of common stock warrants	-	-	2,877,189	2,877	(2,877)	-	-
Common shares issued as inducement to exercise common stock warrants	-	-	3,900,001	3,900	113,719	-	117,619
Common shares issued as payment for convertible debt and interest	-	-	103,183,265	103,184	4,868,972	-	4,972,156
Common shares issued as incentive for debenture amendment and waivers	-	-	432,533	433	51,217	-	51,650
Common shares issued for fees and services	-	-	7,195,065	7,195	300,669	-	307,864
Common shares issued to employees and directors as compensation	-	-	7,600,000	7,600	502,302	-	509,902
Stock grants to employees	-	-	40,000	40	53,368	-	53,408
Forfeitures of stock grant to employee	-	-	(110,000)	(110)	(138,128)	-	(138,238)
Stock option grants and forfeitures	-	-	-	-	17,351	-	17,351
Net loss	-	-	-	-	-	(5,120,887)	(5,120,887)

Balance at September 30, 2008	1,500	$2	173,610,622	$173,611	$55,037,774	$(60,486,833)	$(5,275,446)

See accompanying notes to condensed consolidated financial statements.

Solomon Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities

Net loss	$(5,120,887)	$(11,875,662)

Adjustments to reconcile net loss to cash used in operating activities
Loss on extinguishment of redeemable preferred stock
and other debt	-	2,496,544
Common shares issued to employees and directors as compensation	425,072	1,142,783
Stock option grants	17,351	-
Common stock and warrants issued for services	307,864	207,614
Accretion and amortization of debt costs included in
interest expense	2,436,665	5,833,671
Loss on disposal of assets	-	1,226
Depreciation	118,429	43,389
Amortization	363,247	308,940
Change in operating assets and liabilities
Accounts receivable, net	483,477	(52,854)
Inventories, net	446,659	(55,593)
Prepaid expenses and other current assets	(180,704)	(72,011)
Accounts payable and accrued expenses	417,446	959,578
Net cash used in operating activities	(285,381)	(1,062,375)

Investing Activities
Purchase of certain assets and liabilities of Deltron Inc. and
subsidiary, net of cash received	-	(2,508,874)
Deferred acquisition costs	-	(132,109)
Purchase of equipment	(70,194)	(104,924)
Proceeds from sale of equipment	-	300
Net cash used in investing activities	(70,194)	(2,745,607)

Financing Activities
Proceeds from issuance of notes payable to related parties	-	2,750,000
Repayments of notes payable to related parties	(75,000)	(40,000)
Proceeds from revolving note payable	6,811	250,000
Proceeds from issuance of converible debentures	965,000	5,635,913
Repayments of notes payable	(45,000)	(526,150)
Proceeds from issuance of preferred stock	250,000	-
Redemption of preferred stock	-	(3,350,020)
Proceeds from Rule 16B	-	32,950
Repayments from related parties	-	27,754
Advances to related parties	(58,554)	-
Debt issuance costs	(63,043)	(187,638)
Repayment of capital lease obligations	-	(9,903)
Net cash provided by financing activities	980,214	4,582,906

Change in cash	624,639	774,924

Cash at beginning of period	425,401	97,777

Cash at end of period	$1,050,040	$872,701

Supplemental disclosure:
Cash paid for interest	$81,580	$152,260

See accompanying notes to condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses and has not generated cash from its operating activities for several years. For the nine-months ended September 30, 2008, the Company had a net loss of $5,120,887 and used cash of $285,381 in operating activities. As of September 30, 2008, the Company has a working capital deficiency of $9,941,277. In addition, the Company is delinquent for the payment of payroll taxes (Note 9), notes payable of $738,986, notes payable (Note 7) to related parties of $4,531,931 (Note 7) , and compensation to certain employees. These delinquencies have caused the Company to be in default of certain loan agreements for which the Company has not obtained waivers and therefore the related amounts are classified as current as of September 30, 2008 (Note 7).These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to implement a plan to broaden its market and product base and exploit its intellectual property that it expects will generate cash flow from operations. As part of this plan, management intends to grow its business through licensing of its proprietary and patented technologies and through the acquisition of businesses that fit its strategy. Management is identifying licensing opportunities that leverage its existing or acquired knowledge and provide substantial positive current financial impact while it also aggressively pursues infringers of its existing patents. Management is also identifying acquisition targets that augment its existing intellectual property, marketing channels and human resources and provide strong cash flow. Additionally, management is actively seeking additional sources of capital and is currently in discussion with certain of its lenders regarding the defaults and various note maturities. There can be no assurance that management can successfully implement its business plan or raise sufficient capital. Without sufficient additional capital or long term debt and ultimately profitable operating results the Company will not be able to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying condensed consolidated balance sheet as of September 30, 2008 and the condensed consolidated condensed statements of operations for the three and nine month periods ended September 30, 2008 and 2007, cash flows for the nine month periods ended September 30, 2008 and 2007 and changes in capital deficiency for the nine month period ended September 30, 2008 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). The Consolidated Condensed Balance Sheet as of December 31, 2007 has been derived from audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2007 contained in the annual report on Form 10-KSB as filed with the SEC. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributed to differences between the financial statement carrying amounts of existing asset and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company  adopted the  provisions  of Financial  Accounting Standards  Board Interpretation  No. 48 "Accounting  for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109 ("SFAS 109"), effective January 1, 2007. The Company has not completed its evaluation of net operating loss carryforwards and the related full valuation allowance. Additionally the Company may be subject to Section 382 limitations of the Internal Revenue Code in connection with a change in ownership. The management of the Company believes these factors will not have a significant impact on the financial position of the Company since the Company has provided a full valuation allowance. As the Federal income tax returns remain subject to normal review and adjustment for up to three years from the filing date, the Company's, 2004, 2005, 2006 and 2007 returns remain open and available to the Internal Revenue Service for the purpose of review and possible adjustment. Management believes that an audit or review of the prior years, would result in no material tax liability and therefore no income tax penalties or interest accruals have been recognized.

Loss per Share

Loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding. At September 30, 2008 and 2007, the following securities were not included in the computation of diluted net loss per share, on an as converted / exercised basis as their effect would have been anti-dilutive:

	2008	2007
Options to purchase common stock	29,770,000	2,132,000
Warrants to purchase common stock	386,000	3,392,000
Series D Convertible Preferred Stock	30,000,000	-
Convertible debentures (a)	7,826,000	14,339,000
Notes payable (convertible)	7,060,000	5,234,000

	75,042,000	25,097,000

The convertible debentures are reflected above at the conversion price of $0.35 per share under the terms of the debentures. The Company may make monthly redemptions in cash or shares of common stock at its option (Note 7). During the first and second quarters of 2008 the Company has made the required monthly redemptions in common stock shares.

(a)
Based on the September 30, 2008 market price of the Company’s common stock shares, the Company would need to issue approximately 449 million shares to redeem the entire outstanding principal balance of the convertible debentures at September 30, 2008. As of September 30, 2008, the Company had approximately 326 million shares available to be issued. Subsequent to September 30, 2008, the Company has made additional redemptions by issuing shares of common stock .

Recent Accounting Pronouncements Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair  Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which became effective January 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting principles generally accepted in the United States of America. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company has not elected to fair value its financial assets and liabilities under SFAS No. 159 and therefore the adoption of this Statement did not have a material effect on the condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which became effective January 1, 2008 except as amended by FSP FAS 157-1 and FSP FAS 157-2 as described below. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS No. 157 were applied prospectively to fair value measurements and disclosures for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on at least an annual basis beginning in the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-1 removes leasing from the scope of SFAS No. 157, “Fair Value Measurements.” FSP FAS 157-2 delays the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this SFAS No. 157 did not have a material effect on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

NOTE 3 - STOCK BASED COMPENSATION

Stock Options

Stock-based compensation expense related to options to purchase the Company’s common shares granted to employees for the nine month period ended September 30, 2008 and 2007 was $17,351 and $1,142,783 respectively. Such compensation expense for the nine months ended September 30, 2008 was affected by a forfeiture of 500,000 options granted to the Company’s former CEO (Note 6), which amounted to ($370,920).

A summary of the changes in stock options outstanding for the nine months ended September 30, 2008 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2008	1,770,335	$1.43
Granted (all to officers, directors and advisory board members)	28,750,000.03
Forfeited	(750,000)	1.95
Outstanding at September 30, 2008	29,770,335.06

The intrinsic value of outstanding and exercisable options was $0 at September 30, 2008. Total compensation expense related to non-vested awards not yet recognized is $75,332 and the weighted average period over which it is expected to be recognized is 0.89 years. Management expects that all non-vested awards will vest.

The following table summarizes the Company's stock options at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Remaining	Exercise		Exercise
Exercise Prices	Number	Life	Price	Number	Price
$.01 to$.20	28,750,000	4.04	$.03	24,250,000	$.03
$.22 to $1.00	615,335	2.98	.60	455,335	0.73
$1.45 to $2.09	405,000	3.00	1.74	405,000	1.74
	29,770,335			25,110,335

Stock Warrants

 A summary of the changes in warrants outstanding for the nine-months ended September 30, 2008 follows:

	Number of	Weighted Average Exercise
	Warrants	Price
Outstanding and exercisable at January 1, 2008	3,292,250	$0.50

Issued	-	-
Cashless exercise (Note 6)	(2,906,250)	0.001

Outstanding and exercisable at September 30, 2008	386,000	1.67

As further discussed in Note 6, in May 2008, the amended January 2007 Debentures and August 2007 Debentures holders agreed to exercise all of their warrants at a reduced exercise price of $.001 per share from $0.35 per share. As an inducement to so exercise the warrants, the Company agreed to issue to each debenture holder one restricted share of common stock for each share acquired upon the warrant exercise. In addition, each warrant holder that continues to hold debentures agreed to fix permanently the conversion price of the debentures at $.35 per share (subject to customary adjustments resulting from stock dividends, stock splits and the like). As an inducement for this agreement, the holders who continued to hold debentures after July 1, 2008, received an aggregate 993,751 additional common shares.

Stock Grants

For the nine months ended September 30, 2008 and 2007, the Company recognized (income) expenses related to grants of the Company’s common stock of ($84,830) and $180,234 respectively. Stock grants compensation expense for the nine months ended September 30, 2008 was affected by forfeiture of 110,000 the Company’s restricted common shares granted in 2007 to a former CEO, which resulted in reduction of $138,238.

NOTE 4 - BUSINESS ACQUISITIONS

Deltron LLC

On September 5, 2007, the Company, through its wholly-owned subsidiary Deltron LLC (formerly known as Del-Inc Acquisition LLC) completed the acquisition of substantially all of the assets of Deltron Inc., a privately-held corporation based in North Wales, Pennsylvania, as well as the stock of its wholly-owned subsidiary, Corporacion Delinc, S.A. de C.V., a Reynosa, Tamaulipas, Mexico corporation (Deltron). The purchase price of $2,930,000 consisted of $1,508,000 in cash for Deltron’s assets, plus $600,000 in cash for the stock of Delinc, S.A., $495,000 in acquisition related costs, and the assumption of certain liabilities totaling approximately $327,000. Solomon also agreed to pay the sellers an earn-out payment equal to the excess of the product of net sales of the purchased business during the year following the closing multiplied by a profit margin determined by subtracting from net sales the cost of goods sold divided by net sales, over $1,570,000. On the one-year anniversary of the closing, the terms of the contingency were not met, and no liabilities related to the earn-out payment were realized.

To fund the purchase price, Deltron LLC borrowed a total of $2,750,000 under a secured promissory note provided by an affiliate of Michael D’Amelio, a director of the Company and incurred approximately $219,000 in debt issuance costs. The Company issued 284,000 shares of common stock valued at $88,238 and the balance was paid in cash. The note bears interest at 12% annually, plus quarterly investment fees of 1% of the amounts then outstanding. The note matured on September 5, 2008 and has not been repaid (Note 7).

This acquisition was recorded under the purchase method of accounting with the total consideration allocated to the assets acquired and liabilities assumed based on estimates of fair value. The fair value of the customer list, trade name and customer backlog were determined by an independent appraisal firm based on estimates of future cash flows associated with those assets. In accordance with the provisions of paragraph 46 of SFAS No. 141 “Business Combinations” regarding accounting for contingent consideration in a business combination, an amount equal to the lesser of the maximum amount of contingent consideration or the excess of the net assets acquired over the purchase price has been recorded as a liability to the seller, which is included in accrued expenses, until such time as the contingency is resolved.

The purchase accounting for this acquisition is summarized as follows:

	Amount	Estimated Useful Life
Net tangible assets	$2,680,000
Identifiable intangible assets:
Customer relationships	115,000	3 years
Trade name	75,000	3 years
Customer backlog	60,000	6 months
Due to seller	-
Total purchase price	$2,930,000

The results of operations of Deltron LLC have been included in the Company’s condensed consolidated financial statements from the date of acquisition.

The financial information in the table below summarizes the combined results of operations of the Company and Deltron LLC, on a pro forma basis, as though Deltron LLC had been acquired as of the beginning of each of the periods presented:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net revenues	$2,799,995	$8,224,167

Net loss	$(5,555,770)	$(12,625,604)

Net loss applicable to common stockholders	$(5,555,770)	$(14,038,635)

Basic and diluted net loss per share	$(0.13)	$(0.36)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

NOTE 5 - INVENTORIES

Inventories at September 30, 2008 consist of the following:

Raw materials	$832,811
Work-in-process	509,666
Finished goods	173,681
$1,516,158

NOTE 6 - CAPITAL TRANSACTIONS

Common Stock

During the nine months ended September 30, 2008, the Company issued an aggregate of 97,085,704 shares of common stock with an estimated fair value of $4,881,195 to the amended January 2007 Debentures and August 2007 Debentures holders (collectively “Debentures Holders”) (Note7) as redemption of principal and related accrued interest of $3,494,637 and $1,386,558, respectively. The Company recorded additional interest expense of approximately $1,012,839 for the difference between the principal and accrued interest redeemed and the fair market value of the common stock issued. The shares issued for redemption include 27,653,322 shares which were issued as full redemption of outstanding principal and interest of certain amended January 2007 Debentures with an outstanding principal balance of $1,253,898 under agreements to accelerate the maturity of such debentures (Note 7).

During the nine months ended September 30, 2008, the Company issued an aggregate of 82,533 shares of common stock with an estimated fair value of $16,650 to Debentures Holders to enter into agreements to waive the Company’s redemption defaults as well as certain provisions of the registration rights agreements and certain equity conditions covering the Company’s right to use shares of common stock rather than cash to make monthly redemptions. The Company also issued 350,000 shares of common stock with an estimated fair value of $35,000 to certain Debentures Holders to induce the holders to enter into an Amendment and Waiver Agreement. As more fully described in Note 7, the agreements modified various terms of the Debentures including the deferment of certain monthly redemptions.

In May 2008, January 2007 Debentures and August 2007 Debentures holders agreed to exercise all of their warrants at a reduced exercise price of $.001 per share from $0.35 per share. As an inducement to exercise the warrants, we agreed to issue to each debenture holder one restricted share of common stock for each share acquired upon the warrant exercise. In addition, each Debentures holder that continues to hold debentures agreed to fix permanently the conversion price of the debentures at $.35 per share (subject to customary adjustments resulting from stock dividends, stock splits and the like). As an inducement for this agreement, each such holder, who continued to hold debentures after July 1, 2008, received an additional one-half restricted share for each share received upon exercise of its warrants. The Company issued 993,751 common shares with a fair value of $15,900 as an inducement. The value of these inducement shares has been recorded as interest expense.

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

During the nine months ended September 30, 2008, the Company issued 6,097,561 shares of common stock, with a fair value of $91,463 at the time of issuance, to a holder of the Company’s notes payable to related parties for the conversion of principal of $100,000.

During the nine months ended September 30, 2008, the Company issued 7,195,065 shares of common stock, with a fair value of $307,864 at the time of issuance, for fees and services.

The Company issued an aggregate 7,640,000 shares of common stock with an estimated fair value of $563,310 to employees and directors during the nine months ended September 30, 2008. Theses shares included 1,750,000 shares issued to two officers pursuant to employment agreements for current and past due compensation, 4,000,000 shares issued to directors as compensation for their service on the board, 495,000 shares issued to directors as compensation for service on Board Committees, 290,000 of restricted shares and 180,000 unrestricted shares to the Company’s President, 300,000 restricted shares to the Company’s Chief Financial Officer, 500,000 to the Company’s former CEO (as discussed below) and 125,000 shares to a former employee in connection with his resignation.

Gary G. Brandt, the Company's Chief Executive Officer, resigned effective at the close of business on January 3, 2008. Mr. Brandt agreed to serve as a consultant to the Company until March 31, 2008. During the nine months ended September 30, 2008 the Company issued to Mr. Brandt 167,000 shares of its common stock pursuant to the consulting agreement and 333,000 shares of its common stock to reimburse Mr. Brandt for expenses incurred on behalf of the Company. The 110,000 shares of restricted common stock previously issued to Mr. Brandt pursuant to his employment agreement were returned to the Company and cancelled and the Company reversed compensation expense of $138,238 during the nine months ended September 30, 2008 that it previously recognized for this award. Additionally, 500,000 options to purchase the Company’s common stock were forfeited which resulted in reduction of expenses of $370,920 (Note 3).

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

NOTE 7 - DEBT

Notes Payable to Related Parties

On July 28, 2006, the Company borrowed $125,000 from an affiliate of Michael D’Amelio, a director of the Company and issued a promissory note in that amount. The note bears interest at a rate of 15% per annum and matured on August 28, 2006. At September 30, 2008, the note was in default and carried a default interest rate of 18% per annum, which amounted to $2,528 and $5,517 for the three months and $ 13,747 and $16,875 for the nine months ended September 30, 2008 and 2007, respectively. Effective through November 19, 2008, the Company obtained a waiver of default under this note from the lender. At September 30, 2008 and December 31, 2007, the outstanding loan balance was $50,000 and $125,000, respectively and accrued interest was $35,341 and $21,594, respectively.

In 2006, the Company issued various notes for $1,712,085 to parties, related to the Company through its executives and common management. The notes are collateralized by substantially all assets of Solomon. On December 31, 2006, the Company entered into an agreement with holders of these notes to extend their maturity dates until September 30, 2007. To induce the noteholders to so extend the notes, the Company agreed to issue at the noteholders’ option either shares of common stock at a rate of 10,000 shares for each $100,000 of note principal or cash equal to five percent of the principal amounts of the notes. Noteholders received 79,009 shares of common stock with a fair value of $179,363 and $48,100 in cash which were included in deferred debt costs and amortized to interest expense through September 30, 2007.

On September 28, 2007, the Company entered into an agreement with the noteholders pursuant to which the maturity date of the notes was extended to September 7, 2008. To induce the holders to so extend the notes, the Company agreed to compensate the noteholders by an amount equal to 7% of the principal balance of the notes or $119,846, which was capitalized to the principal amount of the notes, included in deferred debt costs, and amortized to interest expense through September 7, 2008. The noteholders were also offered the opportunity to buy, for $100, the right (subject to certain restrictions) to convert their notes to common stock in the future at a conversion price of $0.35 per share of common stock. The notes are subject to further extension through April 17, 2009 based on the effective date of certain future registration statements related to the Company’s convertible debentures and accrual or payment of additional extension fees. The Company has offered to compensate the noteholders by an amount equal to 5% of the original principal balance of the notes to extend the maturity date to January 16, 2009. As of November 19, 2008, the noteholders have agreed to these terms. The principal balance outstanding under the notes was $1,731,931 and $1,831,931 at September 30, 2008 and December 31, 2007, respectively, and the Company incurred interest expense (including accretion of deferred debt cost) of $78,086 and $113,107 for the three months and $248,799 and $ 361,569 for the nine months ended September 30, 2008 and 2007, respectively.

Note Payable to Related Party under Acquisition Credit Facility

On August 24, 2007, the Company entered into an agreement with JMC Venture Partners LLC (“JMC”), an affiliate of Michael A. D'Amelio, a director and officer of Solomon, pursuant to which JMC agreed to provide the Company with a line of credit, the aggregate principal amount of which may not exceed $15,000,000 that is to be used exclusively for acquisitions (the “Acquisition Credit Facility”). The line of credit was available through August 24, 2008. Any amounts loaned under the line of credit will accrue interest at a rate of 12% per annum, plus quarterly investment fees of 1% of the amounts then outstanding and one-time monitoring fees of 2.5% of the amounts advanced under the line of credit. Upon execution of the line of credit agreement, the Company incurred a 2.5% commitment fee on the full amount of the line of credit. The monitoring fees and commitment fee are each payable in shares of common stock. The number of shares issued was calculated by dividing the dollar amount of the fee by the average closing price of a share of common stock for the 10 business days preceding the date of payment. The Company agreed to register the shares for resale under the Securities Act of 1933, as amended, but has not yet done so. In the event of a default, the interest rate will increase to 18% per annum. Loans made under the line of credit will be conditioned upon the approval of the proposed acquisition by the lender's investment committee and will be subject to the lender's normal due diligence and will mature on the last day of the twelfth month after they are made. The loans will be made to acquisition subsidiaries and unconditionally guaranteed by Solomon. The line of credit is subject to ordinary documentation requirements for each closing.

At September 30, 2008, Deltron, LLC had a note payable of $2,750,000 to JMC used to finance acquisition of Deltron Inc. (Note 4). The note bears interest at 12% per annum plus a quarterly investment fee of 1%. Interest expense, including default interest of 18% and late fees, amounted to $273,737 for the three months and $603,114 for the nine months ended September 30, 2008. The note is collateralized by substantially all assets of Deltron, LLC and its subsidiary Delinc, and guaranteed by Solomon. The note matured on September 5, 2008, and has not been repaid. The loan agreement also contains certain financial covenants. JMC has waived defaults under this note through May 31, 2008 for certain covenants and through July 31, 2008 for certain other covenants. At September 30, 2008, the Company is in violation of certain covenants and is in default of this note. Although the Company does not have a formal written agreement in place, it has agreed in principal with JMC on the terms pursuant to which the loan will be restructured as part of the Company’s efforts to refinance the Revolving Note Payable. The Company believes that it will be successful in restructuring the terms of the JMC agreement. However, there can be no assurance that a formal agreement will be reached. If an agreement cannot be reached and the lender was to exercise its rights, it would have a material adverse effect on the Company.

Revolving Note Payable to Bank

Pursuant to Technipower LLC’s revolving note payable with a bank, which was modified on September 29, 2008, Technipower LLC can borrow up to $750,000 based on a collateral formula inclusive of accounts receivable and certain classes of inventory. Amounts outstanding under the note were $1,106,811 at September 30, 2008 with no additional availability. A repayment of principal in the amount of $356,811 was made on October 2, 2008 reducing the outstanding balance of the note to $750,000. The note bears interest at the prime rate plus 3% (8% at September 30, 2008), requires no periodic principal amortization, and has a maturity date of November 30, 2008. Interest expense for the Note was $43,309 and $13,802 for the three months and $88,012 and $50,375 for the nine months ended September 30, 2008 and 2007, respectively. Substantially all of Technipower LLC’s assets have been pledged as collateral for the Note.

The Company is currently in discussion with the lender regarding the maturity of this note.

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

On October 12, 2007, the Company converted the balance of the January 2007 Note of $182,000 plus unpaid interest of approximately $16,000 and approximately $330,000 of additional trade accounts payable to a new note payable (the “October 2007 Note”) with an original principal of $564,566. The original principal also includes an additional 7% (approximately $36,000) of the above amounts as an inducement. The October 2007 Note bears interest at 12% and was payable on September 7, 2008 unless an event occured which required a mandatory prepayment as described in the October 2007 Note. Subject to certain restrictions, any of the unpaid principal and interest may be converted to shares of common stock at a conversion price of $0.35 per common stock share, at any time. The principal balance outstanding under the October 2007 Note was $564,566 at September 30, 2008 and December 31, 2007. The Company incurred interest expense of $17,075 and $5,460 for the three months and $ 50,857 and $232,678 for the nine months ended September 30, 2008 and 2007, respectively. The Company is in default of the terms of this Note since it was not repaid on the maturity date.

Note Payable to UHY LLP

On April 16, 2008, the Company converted $219,420 of trade accounts payable to UHY LLP (“UHY”), the Company’s former auditors, to a promissory note payable (the “UHY Note”) with an original principal of $219,420. The principal balance of the UHY Note was payable as follows: $15,000 simultaneously with the execution of the note, twelve bi-weekly installments of $10,000 commencing May 23, 2008 and concluding with a single final payment in the amount of $84,420 on October 10, 2008. No interest accrues on the principal balance unless an event of default occurs, in which case the principal balance will bear interest at 10% per annum from the date of default until a written waiver is obtained or the principal balance is paid in full. UHY may convert the unpaid principal amount at any time into shares of the Company’s common stock at a conversion price of $0.35 per share. The UHY Note also provided for a 25% discount for prepayment in full prior to September 1, 2008.

The Company paid the initial $15,000 upon execution of the UHY Note but had not paid the subsequent bi-weekly installments. The Company also made aggregate payments of $30,000 during July and August 2008 but has not made any subsequent payments. UHY has waived all defaults through November 19, 2008.

At September 30, 2008, the principal balance outstanding was $174,420. Interest expense for the three months and nine months ended September 30, 2008 was $4,586 and $6,714, respectively.

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

The January 2007 Debentures bears interest at the higher of (i) 8% per annum or (ii) the six-month London Interbank Offered Rate plus 2%, payable quarterly in arrears in cash, or, at the Company’s option, in shares of common stock. During the three and nine months ended September 30, 2008 and 2007, the Company incurred interest expense at 8% . The Company’s ability to pay interest with shares of common stock is subject to specified conditions, including the existence of an effective registration statement covering the resale of the shares issued in payment of interest and certain minimum trading volumes in the common stock. All overdue and accrued interest accrue a late fee equal to the lesser of 15% per annum or the maximum rate permitted by applicable law. From and after an event of default and for so long as the event of default is continuing, the January 2007 Debentures bears default interest at a rate of the lesser of 15% per annum or the maximum rate permitted by applicable law.

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

Under the terms of amended January 2007 Debentures, beginning on the earlier of the first day of the first month immediately following the effectiveness of a registration statement covering the resale of the shares of common stock issuable upon conversion or January 1, 2008, and on the first day of each month thereafter, the Company was required to redeem 1/16th of the outstanding principal balance in cash or, at the Company’s options, with shares of common stock. In June 2008, the required monthly redemption amount was amended to be 1/15 of the principal balance outstanding at July 1, 2008, with respect to three of the January 2007 Debenture holders, (see below). The redemption in shares of common stock is subject to certain conditions, including the existence of an effective registration statement, unless waived. Any shares of common stock issued in connection with this redemption are valued at 82.5% of the average of the daily volume weighted average price for the 10 trading days prior to the redemption.

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

During the nine months ended September 30, 2008 and 2007, the Company redeemed $3,248,209 and $535,000 of the January 2007 Debentures plus the related accrued interest, respectively, through the issuance of common stock shares and recorded the difference between the fair value of the shares issued and the principal amount of January 2007 Debentures and related accrued interest as additional interest expense (Note 6). As of September 30, 2008 and December 31, 2007 the outstanding principal of the amended January 2007 Debentures amounted to $1,235,575 and $4,483,784, respectively. At September 30, 2008 debt discount relating to the amended January 2007 Debentures has been fully expensed.

Interest expense on the Company’s amended January 2007 Debentures and August 2007 Debentures amounted to $155,562 and $1,349,317 for the three months and $1,623,752 and $ 5,596,339 for the nine months ended September 30, 2008 and 2007, respectively.

The Company’s tender of shares of its common stock to one of the holders of the Company’s January 2007 Debentures and August 2007 Debentures, with respect to the August 2008 monthly redemption was rejected by the holder based on its assertion that the Company failed to meet its minimum trading volume requirement of such Debentures. The holder has not declared a default, and has accepted subsequent monthly redemptions with respect to September 2008, October 2008 and November 2008.

August 2007 Debentures

On August 30, 2007, the Company sold an aggregate of $500,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “August 2007 Debentures”) due April 17, 2009, under the same terms and conditions as the amended January 2007 Debentures. Additionally, the Company issued common stock purchase warrants to the purchasers of the August 2007 Debentures giving them the right to purchase up to an aggregate of 1,000,000 shares of common stock at exercise price of $0.35 per share. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the relative fair value of these warrants on their date of grant, which was determined to be approximately $174,000, was recorded as a discount to the underlying debt and as an addition to additional paid-in capital. The discount is being amortized to interest expense over the term of the August 2007 Debenture. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 4.30%, no dividends, expected volatility of approximately 184% and an expected warrant life of approximately 3 years. As of September 30, 2008 and December 31, 2007, the unamortized discount relating to the warrants on the August 2007 Debentures amounted to $25,534 and $168,506, respectively.

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

During the nine months ended September 30, 2008, the Company redeemed $246,429 of the August 2007 Debentures plus the related accrued interest through the issuance of common stock shares and recorded the difference between fair value of shares issued and principal amount of August 2007 Debentures and accrued interest as additional interest expense (Note 6). As of September 30, 2008 and December 31, 2007 the outstanding principal of the August 2007 Debentures amounted to $253,571 and $500,000, respectively. Interest expense on the Company’s amended January 2007 Debentures and August 2007 Debentures amounted to $155,562 and $1,349,317 for the three months and $1,623,752 and $ 5,596,339 for the nine months ended September 30, 2008 and 2007, respectively.
.
The Company’s tender of shares of its common stock to one of the holders of the Company’s January 2007 Debentures and August 2007 Debentures, with respect to the August 2008 monthly redemption was rejected by the holder based on its assertion that the Company failed to meet its minimum trading volume requirement of such Debentures. The holder has not declared a default, and has accepted subsequent monthly redemptions with respect to September 2008, October 2008 and November 2008.

June 2008 Debentures

On June 26, 2008, the Company sold an aggregate of $1,250,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (the “June 2008 Debentures”) due October 1, 2009 at a discount of $250,000. Additionally, the Company issued 1,200 shares of Series D 0% Convertible Preferred Stock $0.001 par value, $1,000 stated value (“Series D Preferred Shares”) to the purchasers of the June 2008 Debentures (Note 6). The Company received gross proceeds of $1,000,000 from the issuance of the June 2008 Debentures and 1,200 Series D Preferred Shares, which were allocated to the June 2008 Debentures and Series D Preferred Shares based on the relative fair value of each instrument. The fair value of the June 2008 Debentures was determined using the the present value of expected cash flows discounted at the effective interest rate. The fair value of the Series D Preferred Stock was based on share price realized in a separate transaction (Note 6). The relative fair value of the preferred shares of $489,739 was recorded as an additional debt discount along with the original issue discount of $250,000 and fees paid directly to the lender of $35,000 for a total debt discount of $774,739. At September 30, 2008, the unamortized debt discount related to the June 2008 Debentures was $550,281.

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

As of September 30, 2008 the outstanding principal of the June 2008 Debentures amounted to $1,250,000.
Interest expense on the Company’s June 2008 Debentures amounted to $254,476 for both the three months and the nine months ended September 30, 2008

Modifications to the amended January 2007 Debentures and August 2007 Debentures

During the nine months ended September 30, 2008, the Company had early redemptions of amended January 2007 Debenture with an aggregate face value of $1,253,898 by issuance of 27,653,322 common shares to the holders, valued at $1,684,499 and recorded the difference as additional interest expense.

Additionally, during the nine months ended September 30, 2008 the Company agreed with two holders of both amended January 2007 Debentures and August 2007 Debentures and one holder of amended January 2007 Debentures to defer the monthly redemptions of $179,061 for January 2008 and March of 2008 until May and June of 2009, respectively. The Company granted an option to the holders to defer up to three additional monthly redemptions until July, August and September of 2009, respectively at the holders’ election. To induce each of the holders to enter into the Agreement, the Company issued an aggregate of 350,000 restricted shares of the Company’s common stock (see Note 6). The Company has accounted for this transaction as a debt modification and has recorded the fair value of the inducement shares of $35,000 as additional interest expense.

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

On April 30, 2007, the ITC terminated the investigation with a finding of no violation of Section 337 of the Tariff Act of 1930. On September 19, 2007, the Company filed an appeal of the ITC’s decision with the Court of Appeals for the Federal Circuit (“CAFC”) which heard oral arguments on April 11, 2008. In May 2008, the CAFC generally affirmed the ITC’s decision. On July 18, 2008, the Company requested that the stay imposed on the patent infringement action the Company brought in the United States District Court in Florida be stayed and the case was reopened.

NOTE 9 - ACCRUED AND UNPAID PAYROLL TAXES

At September 30, 2008 and December 31, 2007, the Company has accrued interest and penalties of
$77,806 and $169,000, respectively related to payroll taxes. This amount includes additional interest of approximately $80,000 charged to operations during the nine month period ended September 30, 2007. The interest and penalties were the subject of a delinquency proceeding with the U.S. Internal Revenue Service for tax years ending December 31, 2003 and prior. During the first quarter of 2007, the Company signed an agreement with the IRS to settle the outstanding interest and penalties. The agreement provides for the Company’s payment of the accrued interest and penalties in monthly installments of $10,000. As of November 19, 2008, the Company has not paid the monthly installments due for September 2008 or October 2008.

NOTE 10 - OTHER TRANSACTIONS WITH RELATED PARTIES

In 2008 and 2007, Bril Corporation provided bookkeeping services for $5,000 a month. Two principals of Bril Corporation are also directors and stockholders of the Company. Total expense for the nine months ended September 30, 2008 and 2007 was $45,000 for each nine-month period. Total expense for the three months ended September 30, 2008 and 2007 was $15,000 for each three-month period.

During the first quarter of 2008, $150,000 was advanced by an affiliate of a Director. This amount was repaid in July 2008.

NOTE 11 - SEGMENTS

The segments the Company operates are the Motive Power Division which encompasses the electric power drive technologies and the Power Electronics Division which represents the business of Technipower LLC and Deltron LLC and specializes in the design, development and production of customer power systems, chassis and power supply products for defense and commercial markets.

Segment financial information follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Sales to unaffiliated customers:
Power Electronics	$2,376,527	$2,134,093	$7,318,696	$5,172,425
Motive Power	-	-	103,257	31,678
	$2,376,527	$2,134,093	$7,421,953	$5,204,103
Net Profit (Loss):
Power Electronics	$13,378	$196,746	$(119,364)	$445,067
Motive Power	(935,024)	(1,515,048)	(1,904,573)	(3,415,168)
Operating Loss	(921,646)	(1,318,302)	(2,023,937)	(2,970,101)
Interest expense	(865,626)	(1,566,812)	(3,063,137)	(6,442,812)
Other income (expense)	2,142	15,111	(33,813)	33,795
Loss on extinguishments of
redeemable preferred stock and
other debt	-	(2,496,544)	-	(2,496,544)
Net Loss	(1,785,130)	(5,366,547)	(5,120,887)	(11,875,662)
Preferred stock dividends	-	-	-	(1,413,031)
Loss applicable to common stockholders	$(1,785,130)	$(5,366,547)	$(5,120,887)	$(13,288,693)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The number of common shares issuable upon conversion of the amended January 2007 Debentures, August 2007 Debentures, and June 2008 Debentures vary with the market price of the Company’s common stock. This condition requires the Company to evaluate at each reporting period whether the Company has sufficient number of authorized and unissued shares available to settle its obligations after considering all other potential equity commitments that may require the issuance of stock. If the Company does not have sufficient number of authorized and unissued shares, the Company will be in default under the amended January 2007 Debentures, August 2007 Debentures and June 2008 Debentures. During 2008, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock that may be issued to 500,000,000 from 100,000,000.

ITEM 2.	Management’s Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the three months and nine-month periods ended September 30, 2008 and 2007 should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report.

Introductory Comment

Throughout this Quarterly Report on Form 10-Q as amended, the terms “we,” “us,” “our,” “Solomon” and “our company” refer to Solomon Technologies, Inc., a Delaware corporation, and, unless the context indicates otherwise, includes our wholly-owned subsidiaries, Technipower LLC, Deltron Inc. and Town Creek Industries, Inc.

Overview

We operate our business in two divisions. Our Power Electronics Division makes products used to convert power from alternating current to direct current and adapt voltages to specific applications for use in telecommunications, defense, aerospace, marine and commercial applications. Our Motive Power Division develops electric motor/wheel/transaxle systems that regenerate and store power using kinetic energy. We have proprietary, patented technology in this area.

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

Our principal challenges in 2008 and into 2009 are the consolidation and growth of our Power Electronics Division, exploiting the synergies between our two divisions, generating revenue in our Motive Power Division and raising additional capital to implement our business plan. Without sufficient additional capital or and ultimately profitable operating results, we will not be able to continue as a going concern. See “Liquidity and Capital Resources”, below.

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein.

Three months ended September 30, 2008 compared with three months ended September 30, 2007.

For the three months ended September 30, 2008 we generated revenues of $2,376,527 as compared to $2,134,093 for the three months ended September 30, 2007, an increase of $242,434, or 11.4%. Cost of products sold for the three months ended September 30, 2008 was $1,464,800, generating a gross margin of $911,727. Cost of products sold for the three months ended September 30, 2007 was $1,161,920, generating a gross margin of $972,173. The gross margin of the Power Electronics division is dependent on the mix of products sold during any given period. Such margins will continue to fluctuate in the future based primarily on the mix of products sold in any given period. The increase in our revenues is attributable principally to improved results of our Power Electronics Division, including the introduction by Technipower of its Cobalt15 line of power solutions to enhance its legacy product lines, and the addition to this Division of Deltron’s revenues. We believe that revenue of the Power Electronics Division will continue to equal or exceed those of previous quarters.

Research and Development costs were $310,808 for the three months ended September 30, 2008 as compared to $310,108 for the three months ended September 30, 2007.

Selling, general and administrative expenses were $1,522,565 for the three months ended September 30, 2008 as compared to $1,980,367 for the three months ended September 30, 2007, a decrease of $457,802 or 23.1%. This decrease was primarily due to various corporate overhead and staffing reductions and cost savings from consolidation efforts within our Power Electronics Division, including reductions in overhead associated with the Company’s public company status.

We incurred interest expense of $865,626 for the three months ended September 30, 2008. Interest expense incurred for the three months ended September 30, 2007 was $1,566,812. The decrease of $701,186 in interest expense was due in part to a decrease in the principal amount outstanding of variable rate self-liquidating senior secured convertible debentures sold in January and August 2007, with a corresponding reduction in accrued cash and non-cash interest charges related thereto.

The elements of interest expense including amortization of deferred costs for the three month ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,
	2008	2007
Interest on notes payable	$412,184	$199,801
Interest on bank debt	43,404	13,921
Interest on unpaid payroll taxes and penalties	0	3,773
Interest on variable rate self-liquidating senior secured convertible debentures	410,038	1,349,317
Total interest expense	$865,626	$1,566,812

We reported a net loss and loss applicable to common stockholders for the three months ended September 30, 2008 of $1,785,130. We recorded a $2,496,544 loss related to the extinguishment of redeemable preferred stock and other debt in the three months ended September 30, 2007 related to the amendment of the January 2007 variable rate self-liquidating senior secured convertible debentures. As a result we reported a net loss and loss applicable to common stockholders for the three months ended September 30, 2007 of $5,366,547. The reduction in net loss and loss applicable to common stockholders was attributable principally to the reduction in interest expense and reduced selling, general and administrative expenses, as well as the loss related to the extinguishment of redeemable preferred stock and other debt incurred only in the prior period.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007.

For the nine months ended September 30, 2008 we generated revenues of $7,421,953 as compared to $5,204,103 for the nine months ended September 30, 2007, an increase of $2,217,850, or 42.6%. Cost of products sold for the nine months ended September 30, 2008 was $4,687,211, generating a gross margin of $2,734,742. Cost of goods sold for the nine months ended September 30, 2007 was $2,777,865, generating a gross margin of $2,426,238. The gross margin of the Power Electronics division is dependent on the mix of products sold during any given period. Such margins will continue to fluctuate in the future based primarily on the mix of products sold in any given period. The increase in our revenues is attributable principally to improved results of our Power Electronics Division, including the introduction by Technipower of its Cobalt15 line of power solutions to enhance its legacy product lines, and the addition to this Division of Deltron’s revenues.

Research and Development costs were $1,009,225 for the nine months ended September 30, 2008 as compared to $869,234 for the nine months ended September 30, 2007. The increase was the result of our continued focus on the development of new products in our Power Electronics Division.

Selling, general and administrative expenses were $3,749,454 for the nine months ended September 30, 2008 as compared to $4,527,105 for the nine months ended September 30, 2007, a decrease of $777,651, or 17.2%. This decrease was primarily due various corporate overhead and staffing reductions and cost savings from consolidation efforts within our Power Electronics Division, including reductions in overhead associated with the Company’s public company status.

We incurred interest expense of $3,063,137 for the nine months ended September 30, 2008. Interest expense incurred for the nine months ended September 30, 2007 was $6,442,812. The decrease of $3,379,675 in interest expense was due in part to a decrease in the principal amount outstanding of variable rate self-liquidating senior secured convertible debentures sold in January and August 2007, with a corresponding reduction in accrued cash and non-cash interest charges related thereto.

The elements of interest expense for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,
	2008	2007
Interest on notes payable	$1,095,761	$696,554
Interest on bank debt	89,148	51,290
Interest on unpaid payroll taxes and penalties	0	98,629
Interest on variable rate self-liquidating senior secured convertible debentures	1,878,228	5,596,339
Total interest expense	$3,063,137	$6,442,812

We reported a net loss and loss applicable to common stockholders for the nine months ended September 30, 2008 of $5,120,887. We recorded a $2,496,544 loss related to the extinguishment of redeemable preferred stock and other debt in the nine months ended September 30, 2007 related to the amendment of the January 2007 variable rate self-liquidating senior secured convertible debentures. As a result we reported a net loss for the nine months ended September 30, 2007 of $11,875,662. Loss applicable to common stockholders for the nine months ended September 30, 2007 was $13,288,693, reflecting dividends of $1,413,031 relating to the redemption of the Series C preferred stock issued in August 2006.

Liquidity and Capital Resources

Our available cash balance at September 30, 2008 was $1,050,040. During the nine months ended September 30, 2008, we used net cash of $285,381 for operations. This consisted of a net loss of $5,120,887 including net non-cash charges of $3,668,690. Additionally, we used $70,194 of cash for investing activities. Financing activities provided net cash in the amount of $980,214 consisting principally of the issuance of convertible debentures and Series D Convertible Preferred Stock.

We have incurred significant operating losses and used cash in our operating activities for several consecutive years. As of September 30, 2008, we have negative working capital and a capital deficiency. In addition, we are in default on certain notes payable and on the payment of other liabilities. These conditions raise substantial doubt about our ability to continue as a going concern. In the past we have been able to obtain financing to fund our losses, including approximately $1,200,000 of debenture and equity financing in the quarter ended June 30, 2008. We expect to seek additional capital through the sale of debt and/or equity in 2008 or the first quarter of 2009 in order to fund our operating and capital needs and to refinance debt, although there can be no assurance that we will be successful. Our ability to continue as a going concern is dependent on obtaining additional long-term financing and ultimately achieving profitable operating results.

The prior experience of our Power Electronics Division may not accurately predict the results of future operations. Although Technipower has historically generated positive cash flow, we have not yet fully integrated Deltron Inc., acquired in September 2007, into Technipower’s operations. We are consolidating Deltron’s Pennsylvania operations into our headquarters in Connecticut, and in July 2008 we reduced the Deltron workforce in our facility in Mexico by approximately 44% (to 36 employees), which required that we pay 28 employees approximately $150,000 as required by Mexican employment laws. Our Motive Power Division has historically generated limited operating revenues. In order for us to market our existing products of both divisions successfully on a national and international level, we will be required to close public or private offerings of our equity or debt securities. If we are unable to obtain necessary financing, we will expand our operations only as and if cash flow from operations allows.

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

To fund the acquisition of Deltron, our subsidiary Deltron LLC (f/k/a Del-Inc Acquisition LLC) borrowed a total of $2,750,000 from JMC Venture Partners LLC (“JMC”) under an acquisition line of credit, discussed below. The loan was made pursuant to the terms of a Secured Promissory Note Loan Security and Pledge Agreement dated as of September 5, 2007, between Del-Inc and JMC and a related promissory note issued by Del-Inc to JMC on September 5, 2007. We guaranteed the loan fully and unconditionally pursuant to a Guaranty Agreement with JMC dated September 5, 2007. The loan matured on September 5, 2008. Our defaults under this note in the first and second quarters of 2008 for non-payment of interest and failure to comply with certain financial and negative debt covenants were waived by JMC. We are currently in default under this note but have agreed in principal with JMC on the terms pursuant to which the loan will be restructured as part of the refinancing of our senior line of credit for which we have received a formal commitment and expect to close in December.

Acquisition Line of Credit. On August 24, 2007, we entered into an agreement with JMC pursuant to which JMC agreed to provide Solomon with a line of credit for one year of up to $15,000,000 that is to be used exclusively for acquisitions. We used $2,750,000 of this line to purchase Deltron. As payment for the commitment fee on the full amount of the line of credit, we issued 974,026 shares of our common stock to JMC. We also issued 284,638 shares of common stock to JMC with respect to loan monitoring and perfection fees. JMC has not renewed the line of credit.

Variable Rate Debentures. On January 22, 2007, we sold $5,350,000 principal amount of Variable Rate Self-Liquidating Senior Secured Convertible Debentures originally due March 17, 2008. We used $3,350,000 of the net proceeds of the debentures to redeem approximately 2,873,492 shares of our Series C preferred stock issued to acquire Technipower LLC, $768,250 of the net proceeds to pay down a promissory note and other obligations and retained approximately $1,018,000 of the net proceeds as working capital.

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

•
we agreed to file a new registration statement by October 1, 2007, and cause such registration statement to be declared effective by January 22, 2008 (which requirement was subsequently permanently waived);

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

In the first quarter of 2008, all of the holders of the debentures waived our prior failures to redeem the debentures in accordance with their terms. They also permanently waived certain provisions of the registration rights agreement as well as several of the equity conditions that govern our right to use shares of our common stock rather than cash to make monthly debenture redemptions. Despite these waivers, it is still possible that, with respect to some debenture holders, we will not be able to redeem their debentures in the future with our common stock. Not all of the terms of the waivers by the debenture holders were identical. We issued a total of 432,533 shares of our common stock to induce the debentures holders to enter into waiver and amendment agreements.

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

Separately, on June 30, 2008, we issued 300 shares of Preferred Stock to an unaffiliated purchaser that did not also purchase Debentures. The aggregate purchase price for these shares of Preferred Stock was $250,000. These shares of Preferred Stock were otherwise issued on substantially the same terms and conditions as the Preferred Stock issued to the purchasers of Debentures.

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

Other Financing. Since March 2005, we have entered into various loan transactions with third parties as well as affiliates pursuant to which we raised capital to refinance debt, redeem preferred stock and provide working capital. We borrowed $1,712,085 in short-term debt financing from certain of our principal stockholders and other investors from March 2005 through December 2006, which amount was subsequently increased to $1,831,931 as an inducement for these stockholders and investors to extend the maturity of their notes until September 2008. The current balance of these loans, including accrued interest through September 30, 2008, is $1,896,133. These notes are secured by liens on all of our tangible and intangible assets. In consideration of the Company’s agreement to increase the original principal balance of these notes by 5%, all of the noteholders have agreed to extend the maturity of their notes until January 15, 2009.

Our Technipower subsidiary has a $750,000 revolving credit facility with a commercial bank which, after two extensions, expires on November 30, 2008. As of November 19, 2008, $750,000 is outstanding under the facility. In connection with the facility, the bank has a continuing security interest in all tangible and intangible personal property of Technipower. The Company is negotiating a new line of credit with a senior lender that has issued a commitment letter to the Company.

On October 12, 2007, we converted the $198,000 principal and interest balance of a prior promissory note and approximately $330,000 of trade accounts payable to a new promissory note payable to Davis & Gilbert LLP (“D&G” Note), our outside counsel, with an original principal balance of $564,566, which included 7% additional principal as an inducement. The D&G Note bears interest at 12% and was payable on September 7, 2008. Subject to certain restrictions, D&G may convert any of the unpaid principal and interest at any time to shares of our common stock at a conversion price of $0.35 per share. The principal balance outstanding under the D&G note was $564,566 on September 30, 2008. We are currently in default under the D&G note.

On April 16, 2008, we converted trade accounts payable in the amount of $219,420 due to UHY LLC, our former independent registered public accounting firm, to a non-interest bearing promissory note in that amount due on October 10, 2008. This note required an initial payment of $15,000 followed thereby bi-weekly installments of $10,000 commencing May 23, 2008 through October 24, 2008 with a balloon payment of $84,420 on October 10, 2008. Our defaults for failure to make weekly payments through November 19, 2008 have been waived by UHY LLC. The principal balance outstanding under this note was $174,420 on September 30, 2008.

On August 13, 2008, we agreed with one of the holders of our senior secured promissory notes to convert $100,000 principal amount in exchange for 6,097,561 shares of our common stock.

We have an outstanding balance due of $50,000 under a note issued on July 28, 2006 to Jezebel Management Corporation, an affiliate of one of our directors. Our default under this note has been waived by Jezebel effective November 19, 2008, although the note continues to accrue interest at the default rate of 18% per annum.

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

Funding of Toyota Litigation. In November 2005, we entered into an agreement with Oliver Street Finance LLC in which Oliver Street agreed to provide funding to us to prosecute our litigation against Toyota Motor Corporation, Toyota Motor Sales U.S.A., Inc. and Toyota Motor Manufacturing North America. Oliver Street is owned by Michael D’Amelio, one of our directors. Oliver Street agreed to pay all legal fees and out-of pocket expenses billed by our special patent counsel, Mintz, Levin, Cohn, Ferris, Glovsky & Popeo, P.C., in connection with the litigation and approved by us in exchange for a portion of any recovery that we receive in the litigation equal to the greater of 40% of the recovery or the actual amount of legal fees and expenses Oliver Street pays on our behalf. We are paying, however, all of the legal fees incurred by us in connection with our appeal of the ITC’s adverse decision to the Court of Appeals for the Federal Circuit (“CAFC”) and any further litigation we may pursue as a result of the adverse decision of the CAFC on May 7, 2008. See Part II, Item 1, “Legal Proceedings.”

Continuing Dilution. We are required to redeem a pro rata portion of the debentures each month until their maturities in April and September 2009. We have been unable to redeem a minimal dollar amount of debentures in cash, and we continue to issue a significant amount of our common stock to redeem the debentures. Because the price of our common stock has declined substantially since January 1, 2008, and because the number of shares issuable for monthly redemptions increases as our stock price declines, and because we have agreed to issue our common stock at a 17.5% (20% for the debentures issued in June 2008) discount to market over a rolling ten day period in redemption of the debentures, we have been required to issue a substantial number of shares each month to redeem the applicable portion of the debentures. Since January 1, 2008, we have issued nearly 97,085,704 shares of common stock to redeem $3,494,637 in principal amount of the debentures, plus interest, and the outstanding balance of the debentures on September 30, 2008 (including the $1,250,000 of debentures issued on June 30, 2008) was $2,739,146. Accordingly, our stockholders have experienced substantial dilution to date in connection with these redemptions, and it is probable that they will experience substantial continuing dilution until the debentures after been fully redeemed.

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

Item 5. Other Information

On November 7, 2008, the Company dismissed Eisner LLP (“Eisner”) as its independent registered public accounting firm, effective immediately. The report of Eisner LLP on the Registrant’s financial statements for the year ended December 31, 2007 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that in its report for the year ended December 31, 2007, Eisner LLP included an explanatory paragraph expressing substantial doubt as to the Registrant’s ability to continue as a going concern.. Our Audit Committee participated in and approved the decision to change our independent registered public accounting firm. In connection with its audit for the most recent fiscal year and through November 7, 2008, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner, would have caused them to make reference thereto in their report on the financial statements for such year. At our request, Eisner furnished us with a letter addressed to the Securities and Exchange Commission stating whether or not Eisner agreed with the above statements.

We engaged CCR LLP, of Glastonbury, Connecticut, as our new independent registered public accounting firm as of November 10, 2008. During the most recent fiscal year and through November 7, 2008, we had not consulted with CCR LLP regarding any of the following: the application of accounting principles to a specified transaction, either completed or contemplated; the type of audit opinion that might be rendered on the our consolidated financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; any matter that was the subject of a disagreement, as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K; or an event of a type identified in Item 304(a)(1)(iv) of Regulation S-K.

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

On September 19, 2007, we filed an appeal of the ITC’s decision with the Court of Appeals for the Federal Circuit (“CAFC”) which heard oral arguments on April 11, 2008. In May 2008, the CAFC generally affirmed the ITC’s decision. On July 18, 2008, we requested that the stay imposed on the patent infringement action we brought in the United States District Court in Florida be removed and the case reopened. The Court subsequently granted our request.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 17, 2008,, the Company issued 11,851,163 shares of Common Stock to one holder of its Variable Rate Self-Liquidating Senior Secured Convertible Debentures due April 19, 2009 (the “Debentures”). These shares of Common Stock were issued pursuant to the pre-redemption provisions of the Debentures.

Item 3. Defaults Upon Senior Securities.

Our subsidiary Deltron LLC is currently in default under a $2,750,000 original principal balance note from JMC Venture Partners LLC (“JMC”) , an affiliate of one of our directors. This loan is secured by all of the assets of Deltron LLC and is guaranteed by us. We have agreed in principal with JMC on the terms pursuant to which the loan will be restructured as part of the refinancing of our senior line of credit for which we have received a formal commitment and expect to close in December 2008.

We are currently in default under an unsecured promissory note issued to our outside legal counsel with a principal balance of $564,566 as of September 30, 2008. This note was payable on September 7, 2008.

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

10.32	Amendment Agreement by and among Solomon Technologies, Inc. dated as of October 25, 2007 and each debenture purchaser identified on the signature pages thereto. (6)
10.33	Amendment Agreement dated August 17, 2007 to Securities Purchase Agreement dated August 16, 2006 among Solomon Technologies, Inc. and each purchaser identified on the signature page thereto. (6)
10.34	Audited Financial Statements of Deltron Inc. as of and for the years ended December 31, 2006 and 2005 (7)
10.35	Unaudited Interim Financial Statements of Deltron Inc. as of and for the six months ended June 30, 2007 and 2006 (7)
10.36	Unaudited Pro Forma Condensed Combined Financial Statements of Solomon Technologies, Inc. and Deltron, Inc. (7)
10.37	Agreement and Mutual Release between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (8)
10.38	Gary G. Brandt 2008 Consulting Agreement and Plan between Gary G. Brandt and Solomon Technologies, Inc. dated January 10, 2008 (8)
10.39	2008 Employment Agreement and Plan between Gary M. Laskowski and Solomon Technologies, Inc. dated January 15, 2008 (8)
10.40	2008 Employment Agreement and Plan between Michael A. D’Amelio and Solomon Technologies, Inc. dated January 15, 2008 (8)
10.41	Waiver Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated January 2008 (8)
10.42	Waiver Agreement between Double U Master Fund, LP and Solomon Technologies, Inc. dated January 2008 (8)
10.43	Waiver Agreement between Cornix Management, LLC and Solomon Technologies, Inc. dated January 2008 (8)
10.44	Waiver Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated January 2008 (8)
10.45	Waiver Agreement between Nite Capital LP and Solomon Technologies, Inc. dated January 2008 (8)
10.46	Waiver Agreement between Rockmore Investment Master Fund Ltd. and Solomon Technologies, Inc. dated January 2008 (8)
10.47	Waiver and Amendment Agreement between Bridgepoint Master Fund Ltd. and Solomon Technologies, Inc. dated February 4, 2008 (8)
10.48	Amendment Agreement between Harborview Master Fund LP as successor-in-interest to Nite Capital LP and Solomon Technologies, Inc. dated February 29, 2008 (8)
10.49	Amendment Agreement between Harborview Master Fund LP and Solomon Technologies, Inc. dated March 3, 2008 (8)
10.50	Second Amendment Agreement by and among Truk Opportunity Fund, LLC, Truk International Fund, LP and Shelter Island Opportunity Fund, Ltd. and Solomon Technologies, Inc. dated March 27, 2008 (8)
10.51	Amendment and Waiver Agreement between Iroquois Master Fund, Ltd. and Solomon Technologies, Inc. dated February 5, 2008 (8)
10.52	Amendment Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated April 15, 2008 (9)
10.53	Warrant Exercise Agreement between Alpha Capital Anstalt and Solomon Technologies, Inc. dated April 15, 2008 (9)
10.54	Amendment Agreement between Iroquois Master Fund, Ltd and Solomon Technologies, Inc. dated April 15, 2008 (9)
10.55	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Shelter Island Opportunity Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008 (9)

10.56	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Truk Opportunity Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.57	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between Truk International Fund, LLC. and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.58	Amendment Agreement between Cornix Management LLC and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.59	Amendment Agreement between Double U Master Fund, LP and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.60	Amendment Agreement between Rockmore Investment Master Fund Ltd and Solomon Technologies, Inc. dated May 2, 2008 (9)
10.61	Warrant Exercise Agreements between Fort Mason Partners, L.P. and Fort Mason Master, L.P. and Solomon Technologies, Inc. May 2, 2008 (9)
10.62	Warrant Exercise Agreement between Harborview Master Fund LP. and Solomon Technologies, Inc. May 2, 2008 (9)
10.63	Reduction in Exercise Price of Warrants and Notice of Cashless Exercise between BridgePointe Master Fund Ltd. and Solomon Technologies, Inc. dated May 13, 2008 (9)
10.64	Professional Services Agreement between Bryan Delano and Solomon Technologies, Inc. dated May 15, 2008 (9)
10.65	Professional Services Agreement between Patrick Rowland and Solomon Technologies, Inc. dated May 15, 2008 (9)
10.66	Professional Services Agreement between John Iacobelli and Solomon Technologies, Inc. dated May 15, 2008 (9)
10.67	Supplemental Employment Agreement between and Peter W. DeVecchis, Jr. and Solomon Technologies, Inc. dated May 19, 2008 (9)
10.68	Consulting Project: Strategic and Marketing Analysis of Deltron and Technipower subsidiaries of Solomon Technologies, Inc. by Thomas Kell dated March 24, 2008 (9)
10.69	Form of Securities Purchase Agreement dated as of June 27, 2007 by and among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (10)
10.70	Form of Variable Rate Self-Liquidating Senior Secured Convertible Debentures (10)
10.71	Form of Securities Purchase Agreement dated as of June 30, 2007 by and among Solomon Technologies, Inc. and each purchaser identified on the signature pages thereto (10)
10.72	Form of Legal Opinion (10)
10.73	Form of Stock Option Agreement issued to members of the Board of Directors and members of Advisory Board (11)
10.74	Form of Stock Option Agreement issued to members of the Advisory Board (11)
10.75	2008 Amended Employment Agreement and Plan for Gary M. Laskowski (11)
10.76	2008 Amended Employment Agreement and Plan for Michael A. D’Amelio (11)
10.77	Stock Option Agreement issued to Gary M. Laskowski in connection with the Gary M. Laskowski 2008 Amended Employment Agreement and Plan (11)
10.78	Stock Option Agreement issued to Michael A. D’Amelio in connection with the Michael A. D’Amelio 2008 Amended Employment Agreement and Plan (11)
16.1	Letter from UHY LLP to the Securities and Exchange Commission dated May 31, 2007 (5)
16.2	Letter from Eisner LLP to the Securities and Exchange Commission dated November 13, 2008 (12)
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)
32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

(1)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.
(2)	Incorporated by reference from the Current Report on Form 8-K filed on January 18, 2007.
(3)	Incorporated by reference from Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-13820, filed on May 9, 2007.
(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB dated August 20, 2007.
(5)	Incorporated by reference from the Registration Statement on Form SB-2, File No. 333-146424, filed on October 1, 2007.
(6)	Incorporated by reference from the Quarterly Report on Form 10-QSB dated November 15, 2007.
(7)	Incorporated by reference from the Current Report on Form 8-K/A filed on November 19, 2007.
(8)	Incorporated by reference from the Annual Report on Form 10-KSB filed April 15, 2008.
(9)	Incorporated by reference from the Quarterly Report on Form 10-Q dated May 20, 2008.
(10)	Incorporated by reference from the Current Report on Form 8-K/A filed on July 8, 2008
(11)	Incorporated by reference from the Current Report on Form 8-K filed on August 18, 2008
(12)	Incorporated by reference from the Current Report on Form 8-K filed on November 13, 2008
(13)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Solomon Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2008

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